Form 10-Q
period 1996-03-31
PHYSICIANS RESOURCE GROUP INC
filed 1996-05-15
CIK 944402

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 1996

                                       OR

    [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________

                          Commission File No. 1-13778

                        PHYSICIANS RESOURCE GROUP, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                              76-0456864
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)


     Three Lincoln Center, 5430 LBJ Freeway, Suite 1540, Dallas, TX  75240

 (Address of principal executive office)               (Zip code)

      Registrant's telephone number, including area code:  (214) 982-8200

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  [X]     No
                                   ------      -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

              Class                                  Outstanding at May 15, 1996
             --------                                ---------------------------
  Common Stock, $.01 par value                            17,877,896 shares

                        PHYSICIANS RESOURCE GROUP, INC.
                 FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 1996


                                     INDEX


PART I.  FINANCIAL INFORMATION

                                                                                                      PAGE
                                                                                                      ----
Item 1   Financial Statements and General Information . . . . . . . . . . . . . . . . . . . . . . . .  2

         Consolidated Balance Sheets - December 31, 1995 and March 31, 1996 (unaudited) . . . . . . .  3

         Consolidated Statements of Operations - Three Months Ended
           March 31, 1995  and March 31, 1996 (unaudited) . . . . . . . . . . . . . . . . . . . . . .  4

         Consolidated Statements of Cash Flows - Three Months
           Ended March 31, 1995 and March 31, 1996 (unaudited)  . . . . . . . . . . . . . . . . . . .  5

         Notes to Consolidated Financial Statements - March 31, 1996 (unaudited)  . . . . . . . . .  6-9

Item 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . 10-12


PART II. OTHER INFORMATION

Item 1   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

Item 2   Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

Item 3   Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

Item 4   Submission of Matters to a Vote
           of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

Item 5   Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

Item 6   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13-16


SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17



PART I.  FINANCIAL INFORMATION


ITEM 1.       FINANCIAL STATEMENTS

General Information

    Physicians Resource Group, Inc. (PRG or the Company) was incorporated in November 1993 for the purpose of providing physician practice management services to ophthalmic and optometric practices and developing integrated eye care systems. Simultaneously with the closing of its initial public offering on June 28, 1995, the Company acquired in a reorganization, certain assets of and liabilities associated with ten ophthalmic and optometric practices located in seven states. Prior to the consummation of the offering and reorganization, the Company's operations consisted primarily of seeking affiliations with these practices and negotiating the service agreements and the reorganization agreements. The consummation of the initial public offering, the reorganization and the entry into its initial service agreements marked the beginning of PRG's operations.

    On March 18, 1996 the Company merged with EyeCorp Inc. (EyeCorp), a privately held physician practice management company under a pooling of interests transaction. EyeCorp provides practice management services to 50 ophthalmic and optometric practices. The financial statements for periods prior to the consummation of the merger have been adjusted to reflect the operations of the combined entities for those periods. The Company has also completed the acquisition of certain assets and liabilities of 20 additional ophthalmic and optometric practices during the first and early second quarter of 1996. See Notes 1 and 6 in the accompanying Notes to Consolidated Financial Statements for further information.

                PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                     DECEMBER 31,     MARCH 31,
                                                        ASSETS                                          1995            1996
                                                                                                     ----------       ---------
                                                                                                                     (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                                          $ 17,451       $  9,872
    Accounts receivable, net                                                                              9,904         13,365
    Receivables due from affiliated practices                                                             6,265         11,801
    Inventories                                                                                           2,045          2,726
    Prepaid expenses and other current assets                                                             6,633          3,037
                                                                                                       --------       --------

      Total current assets                                                                               42,298         40,801

PROPERTY AND EQUIPMENT, net                                                                              27,519         33,462

INTANGIBLE ASSETS, net                                                                                   52,257         80,967

OTHER NONCURRENT ASSETS, net                                                                              1,538          4,234
                                                                                                       --------       --------

                          Total assets                                                                 $123,612       $159,464
                                                                                                       ========       ========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Obligations to affiliated physicians and physician groups                                          $  1,086       $    --
    Notes payable and current portion of long-term debt                                                   1,531          4,982
    Accounts payable and accrued expenses                                                                10,397         16,553
    Accrued taxes, payroll and executive resignation costs                                                3,075          4,082
    Amounts due under the ASC Option                                                                      3,100            --
                                                                                                       --------       --------

                          Total current liabilities                                                      19,189         25,617

LONG-TERM DEBT, net of current portion                                                                   27,815         32,699
DEFERRED TAXES AND OTHER LONG-TERM LIABILITIES                                                           14,285         23,228
                                                                                                       --------       --------

                          Total liabilities                                                              61,289         81,544

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value, 30,000,000 shares authorized,
      15,647,750 and 17,114,187 outstanding                                                                 157            171
    Preferred stock, $.01 par value, 10,000,000 shares authorized, none outstanding                          --            --
    Additional paid-in capital                                                                           60,374         82,794
    Retained earnings (deficit)                                                                           1,792         (5,045)
                                                                                                       --------       --------
                          Total stockholders' equity                                                     62,323         77,920
                                                                                                       --------       --------
                          Total liabilities and stockholders' equity                                   $123,612       $159,464
                                                                                                       ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                    THREE MONTHS
                                                                                                   ENDED MARCH 31,
                                                                                                 --------------------
                                                                                                   1995        1996
                                                                                                 --------    --------
                                                                                                     (UNAUDITED)
REVENUES:
    Management services                                                                          $  5,281    $30,601
    Surgery center                                                                                  1,855      4,725
    Other                                                                                              --        894
                                                                                                 --------   --------
                       Total revenues                                                               7,136     36,220
                                                                                                 --------   --------
COSTS AND EXPENSES:
    Salaries, wages and benefits                                                                    1,403     14,744
    Pharmaceuticals and supplies                                                                      877      4,899
    General and administrative                                                                      3,791     10,806
    Depreciation and amortization                                                                     332      1,804
    Interest expense                                                                                  374        391
    EyeCorp merger transaction expenses                                                                --      9,000
                                                                                                 --------   --------

                       Total costs and expenses                                                     6,777     41,644
                                                                                                 --------   --------

INCOME (LOSS) BEFORE INCOME TAXES                                                                     359     (5,424)
PROVISION FOR INCOME TAXES                                                                            132      1,413
                                                                                                 --------   --------
NET INCOME (LOSS)                                                                                $    227   $ (6,837)
                                                                                                 ========   ========
NET INCOME (LOSS) PER SHARE                                                                      $    .05   $   (.42)
                                                                                                 ========   ========
NUMBER OF SHARES USED IN NET
   INCOME (LOSS) PER SHARE CALCULATION                                                              4,634     16,420
                                                                                                 ========   ========



             The accompanying notes are an integral part of these
                      consolidated financial statements.

                PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                                    Three Months
                                                                                                   Ended March 31,
                                                                                                  -----------------
                                                                                                   1995      1996
                                                                                                  -------   -------
                                                                                                     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                              $   227   $(6,837)
   Adjustments to reconcile net income (loss) to net cash
      provided from operating activities:
      Depreciation and amortization                                                                   332     1,804
      Change in deferred taxes                                                                        -       1,066
      Changes in assets and liabilities, net of acquisitions:
         Increase (Decrease) in accounts payable, accrued expenses and accrued payroll             (1,015)    3,002
         Decrease (Increase) in accounts receivable, net and receivables due from affiliates          383    (3,246)
         Decrease (Increase) in inventories                                                           -        (108)
         Decrease (Increase) in prepaid expenses and other assets                                    (191)     (705)
                                                                                                  -------   -------
                    Net cash used by operating activities                                            (264)   (5,024)
                                                                                                  -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
   Cash consideration paid to acquire physician practices                                              -     (7,820)
   Cash paid to former owners of Founding Affiliated Practices                                         -       (933)
   Additions to property and equipment                                                               (168)   (1,601)
                                                                                                  -------   -------
                    Net cash used by investing activities                                            (168)  (10,354)
                                                                                                  -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash paid in connection with organization of the Company
      and the initial public offering                                                              (1,006)      -
   Proceeds from credit facility                                                                      -      11,000
   Advances from related party                                                                      1,425       -
   Proceeds from long term debt                                                                       -       3,959
   Payments on long-term debt                                                                        (649)   (7,190)
   Other proceeds                                                                                     -          30
                                                                                                  -------   -------
                    Net cash (used) provided by financing activities                                 (230)    7,799

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                            (662)   (7,579)

CASH AND CASH EQUIVALENTS, beginning of period                                                      2,848    17,451
                                                                                                  -------   -------

CASH AND CASH EQUIVALENTS, end of period                                                          $ 2,186   $ 9,872
                                                                                                  =======   =======


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION:

Business and Organization

         Physicians Resource Group, Inc. (PRG or the Company) was incorporated in 1993 but did not conduct any significant operations prior to PRG's initial public offering and concurrent acquisition of certain assets and liabilities of ten ophthalmic and optometric practices in June 1995. As part of the reorganization and subsequent acquisitions, PRG acquired tangible and intangible assets and liabilities of, and entered into service agreements with, its affiliated practices and earns fees (Service Fees) thereunder. The Service Fees payable to PRG by these practices under the service agreements (Service Agreements) vary based on the nature and amount of services provided. Such fees are payable monthly and consist of various combinations of the following: (i) percentages (ranging from 12% to 16%) of the revenues or percentages (ranging from 10% to 40%) of the earnings of the affiliated practices, relating to professional services and certain other non-medical services, depending on the scope and breadth of the services provided, (ii) all revenues, or a substantial portion of revenues, relating to facility and other non-physician fees with respect to certain assets owned by PRG, (iii) operating and non-operating expenses of the practices paid by PRG pursuant to the Service Agreements and
(iv) certain negotiated performance and other adjustments. In addition, with respect to several of the practices, the Service Fees are based on flat rates that are either subject to renegotiation on an annual basis or that transition over time to a variable fee.

Acquisitions Subsequent to Reorganization

         On March 18, 1996, PRG merged, in a transaction accounted for as a pooling of interests, with EyeCorp, Inc. (EyeCorp), a privately held physician practice management company devoted solely to eye care. In connection therewith, PRG issued 6,089,506 shares of common stock to the shareholders of EyeCorp. EyeCorp provides management services to approximately 50 eye care practices and 5 ambulatory surgery centers (ASC's). The financial statements of EyeCorp have been combined with those of the Company for all periods presented (see Note 6).

         During the first quarter of 1996, PRG acquired certain assets and liabilities of, and entered into Service Agreements with, 11 eye care practices and seven ASC's. These acquisitions were accounted for as purchases. The net assets acquired in the transactions were approximately $31,504,000. As consideration for these acquisitions, PRG paid approximately, $7,820,000 in cash and issued 1,446,437 shares of its common stock (see Note 6). The PRG common stock issued in connection with these acquisitions was valued from $20.75 to $22.00 per share which represented the trading price at the time a definitive agreement was reached. The accompanying financial statements include the results of operations of the above acquisitions subsequent to the date of acquisition.

         Subsequent to March 31, 1996, PRG has acquired the assets of and entered into Service Agreements with an additional nine practices and one ASC. As consideration for these acquisitions, PRG paid approximately $1,674,000 in cash and issued 763,709 shares of its common stock (see Note 6).

Basis of Presentation

         In the opinion of Company management, the accompanying consolidated financial statements include the accounts of the Company and all adjustments necessary to present fairly the Company's financial position at December 31, 1995 and March 31, 1996, its results of operations and cash flows for the three-month periods ended March 31, 1995 and 1996. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the Company's financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 30, 1996. The results of operations for the three-month periods ended March 31, 1995 and 1996 may not be indicative of the results for the full year.

2.  RECEIVABLES DUE FROM AFFILIATED PRACTICES:

The amounts due from the affiliated practices include management service receivables, receivables from the practices for certain expenses being paid on their behalf and certain other receivables. The receivables due from certain of the affiliated practices are collateralized by a security interest in the affiliated practices, receivables from third-party payors and patients.

Pursuant to the terms of certain of the EyeCorp service agreements, the affiliated practices' accounts receivable are purchased without recourse. The purchase price is the face amount of the accounts receivable less any reserve recorded by the affiliated practices for uncollectible amounts. Accounts receivable are purchased daily and paid at the end of each month.

3. LONG-TERM OBLIGATIONS:

In January 1996, PRG entered into a $35,000,000 credit facility (the PRG Credit Facility) with a bank, to be used for acquisitions, capital expenditures and working capital. Up to $10,000,000 may be borrowed under the PRG Credit Facility for letters of credit. The PRG Credit Facility is secured by the stock of the subsidiaries of PRG and guaranteed by the subsidiaries of PRG. PRG may obtain advances under the PRG Credit Facility to the extent of the lesser of the $35,000,000 or the borrowing base in effect from time to time (the Borrowing
Base). Interest rates on borrowings are prime plus .5% or LIBOR plus 1.25% to 2.0%. The Company had drawn $11,000,000 on this Credit Facility as of March 31, 1996. The outstanding balance of the Credit Facility will convert to a term loan on January 8, 1998 and be due and payable by January 8, 2001.

In December 1995, EyeCorp entered into a $20,000,000 revolving credit facility (the EyeCorp Credit Facility) with a bank which was used for the acquisitions completed in 1995 and for the repayment of amounts outstanding under the prior credit facility. The EyeCorp Credit Facility is secured by certain assets and EyeCorp common stock. Interest rates on borrowings are prime plus .5% or LIBOR plus 2.0% to 2.5%. EyeCorp had drawn approximately $19,600,000 on this Credit Facility as of March 31, 1996. The outstanding balance of the EyeCorp Credit Facility will convert to a term loan in December 1996 and be due and payable in quarterly payments within one year.

4. STOCKHOLDERS' EQUITY:

The Company is authorized to issue up to 30,000,000 shares of common stock, $.01 par value. An additional 7,535,943 shares were issued in the first quarter of 1996, in connection with the EyeCorp merger and the acquisition of certain assets and liabilities of 11 eye care practices (see Note 1). Subsequent to March 31, 1996, the Company issued an additional 763,709 shares of common stock in connection with acquisitions of certain assets and liabilities of nine more eye care practices.

The Company has reserved (i) 3,451,655 shares of common stock for issuance upon exercise of stock options under the Company's stock option plans and (ii) 40,000 shares of common stock for issuance upon exercise of warrants. The Company also registered an additional 3,000,000 shares of common stock during the second quarter of 1996 to be used in connection with additional future acquisitions.

In May 1996 the Company commenced a public offering of 5,000,000 shares of common stock (the Offering). The Company is issuing 3,500,000 shares of common stock and stockholders of the Company are selling 1,500,000 shares of common stock in the Offering (see Note 6).

5.  STOCK OPTION PLANS:

In March 1995, the board of directors adopted, and the stockholders of the Company approved, the 1995 Stock Option Plan, (the Plan). The Plan was amended and restated in March of 1996. The purpose of the Plan is to provide directors, key employees and certain advisors with additional incentives by increasing their proprietary interest in the Company. The aggregate amount of common stock with respect to which options may be granted may not exceed 2,000,000 shares. The Plan provides for the grant of incentive stock options (ISO) and non-qualified stock options. The options typically vest over a five-year period and expire ten years from the date of grant.

In March 1995, the board of directors adopted, and the stockholders of the Company approved, the 1995 Health Care Professionals Stock Option Plan (the Health Care Professionals Plan). The Health Care Professionals Plan permits the Company to grant stock options to employees, advisors and consultants of the Company, which the Company expects will generally be ophthalmologists and optometrists, who both (i) provide advisory or consulting services to the Company and (ii) are employed by an affiliated practice. The aggregate amount of common stock with respect to which options may be granted may not exceed 1,000,000 shares. Options granted under the Health Care Professionals Plan typically vest over a period of five years and expire ten years from the date of grant. Generally, such options will expire upon the termination of employment or the advisory or consultant relationship with the Company or on the day prior to the tenth anniversary of the date of grant, whichever occurs first.

Under the terms of the EyeCorp merger, stock options outstanding under the EyeCorp, Inc. 1995 Incentive and Non- Qualified Stock Option Plan are exercisable for shares of PRG common stock. The options are fully vested and are exercisable over a period of five years.

Transactions of the plans are summarized as follows:

                                                                     STOCK OPTIONS
                                                              ------------------------------
                                                                ISO'S          NON-QUALIFIED          TOTAL
                                                              ---------        -------------        ---------
      Outstanding at December 31, 1995  . . . . . . . .        1,095,654           539,992          1,635,646
             Granted in 1996  . . . . . . . . . . . . .           78,672           108,619            187,291
             Exercised in 1996  . . . . . . . . . . . .            --              (20,000)           (20,000)
             Cancelled in 1996  . . . . . . . . . . . .            --                --                 --
                                                               ---------           -------          ---------
      Outstanding at March 31, 1996 . . . . . . . . . .        1,174,326           628,611          1,802,937
                                                               =========           =======          =========

Of the stock option grants outstanding, 496,654 were issued at prices between $5.00 and $10.00 per share, 946,592 were issued at prices between $10.01 and $15.00 per share, and 359,691 were issued at prices between $15.01 and $25.00 per share.

6.  SUBSEQUENT EVENTS AND PRO FORMA INFORMATION:

Acquisitions

Subsequent to March 31, 1996, PRG completed the acquisition of and entered into Service Agreements with nine eye care practices and one ASC. As total consideration for these acquisitions, PRG paid approximately $1,674,000 in cash and issued 763,709 shares of common stock. In addition to these acquisitions, the Company is currently in various stages of negotiations with a number of other ophthalmic and optometric practices regarding the acquisition of certain assets and liabilities and the provision of management services. Management of PRG believes certain of these negotiations, if finalized, will result in additional closings in the future.

Pro Forma

The summarized unaudited pro forma consolidated statement of operations data for the three months ended March 31, 1995 and 1996 presented below have been prepared as if (a) the reorganization and initial public offering had been completed; (b) the consummation of PRG's 20 closed transactions during 1996 and entry into service agreements with these 20 eye care practices had occurred;
(c) the acquisitions made by EyeCorp during 1995 were completed; and (d) the consummation of the EyeCorp and PRG Credit Facilities had occurred, all as if such transactions or events had occurred January 1, 1995 and 1996, respectively (in thousands, except shares).

                                                                                  FOR THE THREE
                                                                               MONTHS ENDED MARCH 31
                                                                        -----------------------------------
                                                                           1995                   1996
                                                                        ----------             ------------
             Management service revenues . . . . . . . . . . . . . .    $    46,535            $    46,474
             Net income (loss) . . . . . . . . . . . . . . . . . . .    $     3,931            $    (6,205)
             Net income (loss) per share . . . . . . . . . . . . . .    $       .21            $      (.35)

             Number of shares used in net income (loss)
                 per share calculation . . . . . . . . . . . . . . .    18,655,848              17,877,896

Had the EyeCorp merger expenses not been incurred, pro forma income and pro forma income per share for the three months ended March 31, 1996, would have been approximately $2,795,000 and $.15 per share, respectively, based on 18,655,848 shares outstanding.

The Offering

PRG has commenced an Offering of 5,000,000 shares of its common stock at $28.50 per share. Of these shares, 3,500,000 shares of common stock will be sold by the Company and 1,500,000 will be sold by existing shareholders. Proceeds to the Company, net of estimated offering expenses and underwriting discounts, are estimated to be approximately $93,400,000. Of this amount, approximately $38,700,000 will be used to pay down indebtedness, primarily debt outstanding under its Credit Facilities, with the remainder to be available for acquisitions, capital expenditures and general corporate purposes. The Offering is anticipated to close on May 20, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    As discussed in Item 1, PRG conducted no significant operations until the reorganization. Through the Service Agreements, the Company began providing management, operational and administrative services to its affiliated practices in return for management service fees. The expenses incurred by the Company in fulfilling its obligations under the Service Agreements are generally the same as the operating costs and expenses that would have otherwise been incurred by the practices. In addition to the operating costs and expenses discussed above, the Company is incurring personnel and administrative expenses in connection with establishing and maintaining a corporate and regional offices, which provide additional management and administrative services to the practices.

    As discussed in Note 1 of the Notes to Consolidated Financial Statements, the Company has made a number of acquisitions subsequent to December 31, 1995. On March 18, 1996, the Company merged, in a pooling of interests transaction, with EyeCorp, Inc. (EyeCorp), a privately held, Memphis, Tennessee based physician practice management company devoted solely to eyecare. EyeCorp provides practice management services to 50 ophthalmic and optometric practices. The Company issued 6,089,506 shares of its common stock in consideration thereof. The Company also acquired the assets of an additional 11 practices at various dates during the first quarter of 1996 for cash of approximately $7,820,000 and 1,446,437 shares of common stock. In addition, PRG has acquired certain assets and liabilities of another nine ophthalmic and optometric practices subsequent to March 31, 1996 for cash of $1,674,000 and 763,709 shares of its common stock.

RESULTS OF OPERATIONS - UNAUDITED HISTORICAL

    As indicated above, PRG did not commence any significant operations until the third quarter of 1995. In addition, EyeCorp did not acquire the assets of 48 of its 50 practices until the end of the fourth quarter of 1996. As a result, revenues, costs and expenses have all increased significantly during the three months ended March 31, 1996 when compared to the corresponding three months of the previous year and any comparisons between the two periods would not be meaningful. Accordingly, the discussion below focuses on individual revenue and expense categories for the period ended March 31, 1996.

Three Months Ended March 31, 1996

         Revenues generated during the three month period ended March 31, 1996 of $36,220,000 represent management services and surgery center revenues earned by PRG under its Service Agreements. The costs and expenses incurred during this period include the salaries and benefits of personnel working at the corporate office and at the practice locations ($14,744,000 or 41% of revenues), pharmaceuticals and supplies incurred by PRG for the benefit of the practices ($4,899,000 or 14% of revenues), general and administrative expenses incurred both at the practice locations and at corporate offices ($10,806,000 or 30% of revenues) and depreciation and amortization on all property, equipment and intangible assets ($1,804,000 or 5% of revenues). Interest expense of $391,000 represents expense related to amounts outstanding under PRG and EyeCorp Credit Facilities as well as debt associated with the acquired practices, partially offset by investment income. The $9,000,000 of merger expenses represent amounts paid or to be paid in connection with the consummation of the EyeCorp merger. The provision for income taxes is higher than the U.S. statutory federal rate of 34% as a result, primarily, of state income taxes and the non-deductibility of the EyeCorp merger expenses.


         Had the EyeCorp merger expenses not been incurred, income and income per share for the three months ended March 31, 1996, would have been approximately $2,163,000 and $.13 per share, respectively.

RESULTS OF OPERATIONS - UNAUDITED PRO FORMA COMBINED

         As discussed in Note 6 in the Notes to Consolidated Financial Statements, the summarized unaudited pro forma consolidated statement of operations data for the three months ended March 31, 1995 and 1996 presented below have been prepared as if (a) the reorganization and initial public offering had been completed; (b) the consummation of PRG's 20 closed transactions during 1996 and entry into Service Agreements with these 20 eye care practices had occurred; (c) the acquisitions made by EyeCorp during 1995 were completed; and (d) the consummation of the EyeCorp and PRG Credit Facilities had occurred, all as if such transactions or events had occurred January 1, 1995 and 1996, respectively (in thousands, except shares).

                                                                            FOR THE THREE
                                                                         MONTHS ENDED MARCH 31
                                                                  -----------------------------------
                                                                     1995                    1996
                                                                  -----------            -----------
       Management service revenues . . . . . . . . . . . . . .    $    46,535            $    46,474
       Net income (loss) . . . . . . . . . . . . . . . . . . .    $     3,931            $    (6,205)
       Net income (loss) per share . . . . . . . . . . . . . .    $       .21            $      (.35)

       Number of shares used in net income (loss)
           per share calculation . . . . . . . . . . . . . . .     18,655,848             17,877,896

    Management service revenues did not change significantly between the two periods. However, net income decreased approximately $10,136,000 between the two periods. This decline in income is largely attributable to the new corporate office expenses at PRG and EyeCorp and the $9,000,000 of EyeCorp merger expenses discussed above. The three months ended March 31, 1996, which includes a net loss, requires a tax provision due to the non deductibility of the EyeCorp merger expenses. Had the EyeCorp merger expenses not been incurred, pro forma income and pro forma income per share for the three months ended March 31, 1996, would have been approximately $2,795,000 and $.15 per share, respectively, based on 18,655,848 shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

General

    PRG generates cash through its collection of Service Fees. PRG has the ability through certain of its Service Agreements to act as the agent of the practices that are parties to such Service Agreements in managing collections and handling payables and has the contractual right to withhold Service Fees that are payable to it from the cash of such practices. Owners of practices are generally contractually restricted from withdrawing cash flow from the practices to the extent that insufficient funds would be available to pay Service Fees. Additionally, PRG maintains a security interest in the receivables of certain of such practices to secure payment of Service Fees.

    Under the terms of certain other Service Agreements, (principally those acquired or entered into as a result of the EyeCorp merger), PRG purchases the receivables of the practices that are parties to such Service Agreements and has the power to assign and factor the purchased receivables. The purchase price for the receivables is the face amount of the accounts receivable less any third-party contractual adjustments and net of any reserve for uncollectible accounts receivable. Such Service Agreements contain a representation that the purchased accounts receivable are payable in the amount not less than their face value.

Cash, Working Capital and Debt

    During the three months ended March 31, 1996, the Company made significant cash expenditures and incurred significant obligations with respect to (1) the EyeCorp merger (2) practice asset acquisitions (3) an ASC acquisition (4) capital expenditures for establishment and relocation of the corporate and regional offices and information systems (5) final pay-off of certain obligations due to the physician owners of the Company's initial affiliated practices and (6) other miscellaneous cash expenditures. To finance these significant cash expenditures, PRG utilized its existing cash balances, cash generated from operations and a portion of its Credit Facilities. Accordingly, as of March 31, 1996, cash on hand was $9,872,000, working capital was $15,184,000 and total long-term debt was $37,681,000.

    The significant cash expenditures discussed above, particularly with respect to the EyeCorp merger, the practice asset acquisitions and the capital expenditures related to the information systems, are continuing subsequent to March 31, 1996. PRG is continuing to finance these expenditures with its existing cash, working capital and availability under its Credit Facilities. Accordingly, as of April 30, 1996, PRG's cash balance was approximately $5,000,000 and its overall bank indebtedness had risen to approximately $45,000,000 of which approximately $38,000,000 had been drawn under PRG's and EyeCorp's aggregate $55,000,000 Credit Facilities.

Credit Facilities

    During December 1995 and January 1996, EyeCorp and PRG respectively, entered into separate Credit Facilities providing for an aggregate facility of $55,000,000. These facilities, which are secured by certain assets of PRG and EyeCorp, are available to provide funding for acquisitions, capital expenditures and working capital. As of April 30, 1996 there was approximately $38,000,000 outstanding under these Credit Facilities.

The Offering

    PRG has commenced an Offering of 5,000,000 shares of its common stock at $28.50 per share. Of these shares, 3,500,000 shares will be sold by the Company and 1,500,000 will be sold by existing shareholders. Proceeds to the Company, net of estimated offering expenses and underwriting discounts, are estimated to be approximately $93,400,000. Of this amount, approximately $38,700,000 will be used to pay down indebtedness, primarily debt outstanding under its Credit Facilities, with the remainder to be available for acquisitions, capital expenditures and general corporate purposes. The Offering is anticipated to close on May 20, 1996.

Liquidity

    PRG management believes that its existing cash resources, cash generated from operations, the unused portion of the Credit Facilities, additional common stock and the net proceeds from the May 1996 Offering will be sufficient to fund PRG's ongoing operations, planned capital expenditures, remaining merger expenses and planned acquisition program for the remainder of 1996 and into early to mid 1997.

PART II.         OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

    None


ITEM 2.  CHANGES IN SECURITIES.

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On March 7, 1996, a Special Meeting of Shareholders of PRG was held in Dallas, Texas for the following purposes:

         1. to consider and vote upon a proposal to approve and adopt (i) an Amended and Restated Agreement and Plan of Merger (the "Plan of Merger"), dated as of December 22, 1995, among PRG and EyeCorp and (ii) the transactions contemplated by the Plan of Merger, including the issuance of common stock, par value $.01 per share, of PRG pursuant hereto; and

         2. to consider and vote upon a proposal to adopt PRG's Amended and Restated 1995 Stock Option Plan; and

         The number of votes cast for each matter are summarized as follows:


    Description                                                        Votes
    -----------                                  -------------------------------------------------
                                                     For              Against           Abstained
                                                 -----------         ----------        -----------
1.  EyeCorp Merger Proposal . . . . . . . .       7,695,538            4,945              3,800

2.  Amended and Restated 1995
          Stock Option Plan . . . . . . . .       7,283,265           413,518             7,500

ITEM 5.  OTHER INFORMATION.

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits

3.1  --       Restated Certificate of Incorporation of Physicians Resource
              Group, Inc.(1)

3.2  --       Certificate of Designations, Preferences, Rights and Limitations
              of Class A Preferred Stock of Physicians Resource Group, Inc.(1)

3.3  --       Third Amended and Restated Bylaws of Physicians Resource Group,
              Inc.(4)

3.4  --       Form of Warrant Certificate.(1)

3.5  --       Rights Agreement dated as of April 19, 1996 between Physicians
              Resource Group, Inc. and Chemical Mellon Shareholder Services(7)

4.1  --       Form of certificate evidencing ownership of Common Stock of
              Physicians Resource Group, Inc.(1)

10.1 -- Physicians Resource Group, Inc. Amended and Restated 1995 Stock Option Plan.(4)

10.2 -- Physicians Resource Group, Inc. 1995 Health Care Professionals Stock Option Plan.(1)

10.3 -- Employment Agreement between Physicians Resource Group, Inc. and Gregory L. Solomon.(1)

10.4 -- Employment Agreement between Physicians Resource Group, Inc. and Emmett E. Moore.(1)

10.5 -- Employment Agreement between Physicians Resource Group, Inc. and Richard M. Owen.(1)

10.6 --       Form of Indemnification Agreement for certain Directors.(1)

10.7 -- Form of Service Agreement by and between Physicians Resource Group, Inc., Physicians Resource Group Subsidiary, Inc. and TPZ, Inc. d/b/a/ Eye Care of Medina, Inc.(1)

10.8 -- Form of Service Agreement by and between Physicians Resource Group, Inc., its wholly-owned subsidiary and The Eye Clinic of Texas.(1)

10.9 -- Form of Service Agreement by and between Physicians Resource Group, Inc., its wholly-owned subsidiary and David M. Schneider, M.D., Inc.(1)

10.10 -- Form of Service Agreement by and between Physicians Resource Group, Inc., its wholly-owned subsidiary and Texas Eye Institute Assoc.(1)

10.11 -- Form of Service Agreement by and between Physicians Resource Group Subsidiary, Inc., its wholly-owned subsidiary and McDonald Eye Associates, P.A.(1)

10.12 -- Form of Service Agreement by and between Physicians Resource Group, Inc., its wholly-owned subsidiary and Michael A. Minadeo, M.D., P.A.(1)

10.13 -- Form of Service Agreement by and between Physicians Resource Group, Inc., its wholly-owned subsidiary and Southern Nevada Eye Clinic, Inc., Kenneth C. Westfield, M.D., Ltd. and Nevada Institute of Ambulatory Surgery, Inc.(1)

10.14 -- Form of Service Agreement by and between Physicians Resource Group, Inc., its wholly-owned subsidiary and Eye Clinic, P.C.(1)

10.15 -- Form of Service Agreement by and between Superior Eye Care, Inc. and Charles D. Fritch, M.D., Inc.(1)

10.16 -- Form of Service Agreement by and among Pacific Vision Services, Inc. and Loma Linda Ophthalmology Medical Group, Inc., Inland Eye Institute Medical Group, Inc. and T.E.S.C., Inc.(1)

10.17 -- First Amendment to Service Agreement by and among Physicians Resource Group, Inc., as successor by merger to Pacific Vision Services, Inc., Loma Linda Ophthalmology Medical Group, Inc., Inland Eye Institute Medical Group, Inc. and T.E.S.C., Inc. dated August 9, 1995.(3)

10.18 -- Subscription Agreement, dated March 31, 1995 between Notre Capital Ventures, Ltd. and Physicians Resource Group, Inc.(1)

10.19 --      Form of Registration Rights Agreement.(1)

10.20 --      Form of Registration Rights Agreement.(1)

10.21 --      Form of Registration Rights and Stockholders Agreement.(1)

10.22 -- Form of Registration Rights Agreement dated as of March 7, 1996, by and among Physicians Resource Group, Inc. and the former stockholders of EyeCorp, Inc.(4)

10.23 --      Form of Option Agreement between Physicians Resource Group, James
              A. Price, M.D., Ben F. House, M.D., Bruce E. Herron, M.D. and Mark R. Bateman, M.D.(1)

10.24 -- Separation and Mutual Release Agreement between Gregory Solomon and Physicians Resource Group.(5)

10.25 -- Loan Agreement dated as of January 8, 1996 between PRG and NationsBank of Tennessee, N.A. ("NationsBank").(6)

10.26 -- Subordination Agreement dated as of December 28, 1995 by and among NationsBank, EyeCorp, Eyecare Resource, Inc., the EyePA, Inc. and PRG.(4)

10.27 -- Reimbursement Agreement dated as of December 28, 1995 between EyeCorp and PRG.(6)

10.28 -- Service Agreement dated as of February 23, 1994, by and between EyeCorp, Inc., the Vitreoretinal Foundation and David Meyer, M.D., John E. Linn, M.D., John D. Armstrong, M.D., John L. Elfervig, M.D. and Thomas A. Browning, M.D.(4)

10.29 -- Amendment to Service Agreement, dated March 8, 1996, by and between the Vitreoretinal Foundation, David Meyer, M.D., John E. Linn, M.D., John D. Armstrong, M.D., John L. Elfervig, M.D. and Thomas A. Browning, M.D. and EyeCorp, Inc.(4)

10.30 -- Second Amendment to Service Agreement dated as of February 23, 1994, by and between EyeCorp, Inc., the Vitreoretinal Foundation and David Meyer, M.D., John E. Linn, M.D., John D. Armstrong, M.D., John L. Elfervig, M.D. and Thomas A. Browning, M.D.(4)

10.31 -- Loan and Security Agreement dated as of December 28, 1995 among EyeCorp, Inc., EyeCare Resource, Inc. The EyePA, Inc. and NationsBank of Tennessee, N.A.(4)

27.1  --      Financial Data Schedule.(2)
_________________

1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-91440) and incorporated herein by reference.
2)  Filed herewith.
3) Previously filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ending June 30, 1995, and incorporated herein by reference.
4) Previously filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
5) Previously filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ending September 30, 1995, and incorporated by reference.
6) Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-00230) and incorporated herein by reference.
7) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated April 19, 1996 and incorporated by reference herein.

    (b)  Reports on Form 8-K

         On February 29, 1996, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K dated February 14, 1996, which Form 8-K reported the consummation of certain acquisitions under Item 2 (Acquisition of Assets) and Item 5 (Other Events). The following financial statements were included in such Form 8-K by amendment:

    (i) The audited balance sheets of Barnet Dulany (as defined therein) as of December 31, 1994 and 1995, and the related audited statements of earnings, owners' equity and cash flows for the years then ended; and

   (ii) related unaudited pro forma balance sheet of the Company as of September 30, 1995 and unaudited pro forma condensed consolidated statements of income of the Company for the year ended December 31, 1994 and the nine-months ended September 30, 1995.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PHYSICIANS RESOURCE GROUP, INC.




Dated:   May 15, 1996                   By: /s/ RICHARD M. OWEN
                                           ---------------------------------
                                           Richard M. Owen
                                           Senior Vice President and Chief
                                           Financial Officer





Dated:   May 15, 1996                   By: /s/ JOHN N. BINGHAM
                                           ---------------------------------
                                           John N. Bingham
                                           Vice President, Controller and
                                           Principal Accounting Officer


EXHIBIT
NUMBER                                   DESCRIPTION
 ------                                   -----------
3.1  --       Restated Certificate of Incorporation of Physicians Resource
              Group, Inc.(1)

3.2  --       Certificate of Designations, Preferences, Rights and Limitations
              of Class A Preferred Stock of Physicians Resource Group, Inc.(1)

3.3  --       Third Amended and Restated Bylaws of Physicians Resource Group,
              Inc.(4)

3.4  --       Form of Warrant Certificate.(1)

3.5  --       Rights Agreement dated as of April 19, 1996 between Physicians
              Resource Group, Inc. and Chemical Mellon Shareholder Services(7)

4.1  --       Form of certificate evidencing ownership of Common Stock of
              Physicians Resource Group, Inc.(1)

10.1 --       Physicians Resource Group, Inc. Amended and Restated 1995 Stock
              Option Plan.(4)

10.2 --       Physicians Resource Group, Inc. 1995 Health Care Professionals
              Stock Option Plan.(1)

10.3 --       Employment Agreement between Physicians Resource Group, Inc. and
              Gregory L. Solomon.(1)

10.4 --       Employment Agreement between Physicians Resource Group, Inc. and
              Emmett E. Moore.(1)

10.5 --       Employment Agreement between Physicians Resource Group, Inc. and
              Richard M. Owen.(1)

10.6 --       Form of Indemnification Agreement for certain Directors.(1)

10.7 --       Form of Service Agreement by and between Physicians Resource
              Group, Inc., Physicians Resource Group Subsidiary, Inc. and TPZ,
              Inc. d/b/a/ Eye Care of Medina, Inc.(1)

10.8 --       Form of Service Agreement by and between Physicians Resource
              Group, Inc., its wholly-owned subsidiary and The Eye Clinic of Texas.(1)

10.9 --       Form of Service Agreement by and between Physicians Resource
              Group, Inc., its wholly-owned subsidiary and David M. Schneider,
              M.D., Inc.(1)

10.10 --      Form of Service Agreement by and between Physicians Resource
              Group, Inc., its wholly-owned subsidiary and Texas Eye Institute
              Assoc.(1)

10.11 --      Form of Service Agreement by and between Physicians Resource
              Group Subsidiary, Inc., its wholly-owned subsidiary and McDonald
              Eye Associates, P.A.(1)

10.12 --      Form of Service Agreement by and between Physicians Resource
              Group, Inc., its wholly-owned subsidiary and Michael A. Minadeo,
              M.D., P.A.(1)



10.13 --      Form of Service Agreement by and between Physicians Resource
              Group, Inc., its wholly-owned subsidiary and Southern Nevada Eye
              Clinic, Inc., Kenneth C. Westfield, M.D., Ltd. and Nevada
              Institute of Ambulatory Surgery, Inc.(1)

10.14 --      Form of Service Agreement by and between Physicians Resource
              Group, Inc., its wholly-owned subsidiary and Eye Clinic, P.C.(1)

10.15 --      Form of Service Agreement by and between Superior Eye Care, Inc.
              and Charles D. Fritch, M.D., Inc.(1)

10.16 --      Form of Service Agreement by and among Pacific Vision Services,
              Inc. and Loma Linda Ophthalmology Medical Group, Inc., Inland Eye
              Institute Medical Group, Inc. and T.E.S.C., Inc.(1)

10.17 --      First Amendment to Service Agreement by and among Physicians
              Resource Group, Inc., as successor by merger to Pacific Vision
              Services, Inc., Loma Linda Ophthalmology Medical Group, Inc.,
              Inland Eye Institute Medical Group, Inc. and T.E.S.C., Inc. dated
              August 9, 1995.(3)

10.18 --      Subscription Agreement, dated March 31, 1995 between Notre
              Capital Ventures, Ltd. and Physicians Resource Group, Inc.(1)

10.19 --      Form of Registration Rights Agreement.(1)

10.20 --      Form of Registration Rights Agreement.(1)

10.21 --      Form of Registration Rights and Stockholders Agreement.(1)

10.22 -- Form of Registration Rights Agreement dated as of March 7, 1996, by and among Physicians Resource Group, Inc. and the former stockholders of EyeCorp, Inc.(4)

10.23 --      Form of Option Agreement between Physicians Resource Group, James
              A. Price, M.D., Ben F. House, M.D., Bruce E. Herron, M.D. and
              Mark R. Bateman, M.D.(1)

10.24 -- Separation and Mutual Release Agreement between Gregory Solomon and Physicians Resource Group.(5)

10.25 --      Loan Agreement dated as of January 8, 1996 between PRG and
              NationsBank of Tennessee, N.A. ("NationsBank").(6)

10.26 -- Subordination Agreement dated as of December 28, 1995 by and among NationsBank, EyeCorp, Eyecare Resource, Inc., the EyePA,
              Inc. and PRG.(4)

10.27 --      Reimbursement Agreement dated as of December 28, 1995 between
              EyeCorp and PRG.(6)

10.28 --      Service Agreement dated as of February 23, 1994, by and between
              EyeCorp, Inc., the Vitreoretinal Foundation and David Meyer,
              M.D., John E. Linn, M.D., John D. Armstrong, M.D., John L.
              Elfervig, M.D. and Thomas A. Browning, M.D.(4)

10.29 --      Amendment to Service Agreement, dated March 8, 1996, by and between the Vitreoretinal Foundation, David Meyer, M.D., John E.
              Linn, M.D., John D. Armstrong, M.D., John L. Elfervig, M.D. and
              Thomas A. Browning, M.D. and EyeCorp, Inc.(4)

10.30 --      Second Amendment to Service Agreement dated as of February 23,
              1994, by and between EyeCorp, Inc., the Vitreoretinal Foundation and David Meyer, M.D., John E. Linn, M.D., John D. Armstrong,
              M.D., John L. Elfervig, M.D. and Thomas A. Browning, M.D.(4)

10.31 --      Loan and Security Agreement dated as of December 28, 1995 among
              EyeCorp, Inc., EyeCare Resource, Inc. The EyePA, Inc. and
              NationsBank of Tennessee, N.A.(4)

27.1  --      Financial Data Schedule.(2)


_________________
1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-91440) and incorporated herein by reference.
2)  Filed herewith.
3) Previously filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ending June 30, 1995, and incorporated herein by reference.
4) Previously filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
5) Previously filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ending September 30, 1995, and incorporated by reference.
6) Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-00230) and incorporated herein by reference.
7) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated April 19, 1996 and incorporated by reference herein.