Form 10-Q
period 1996-09-30
PHYSICIANS RESOURCE GROUP INC
filed 1996-11-14
CIK 944402

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q

(Mark One)

    (X)   QUARTERLY REPORT  PURSUANT  TO  SECTION 13  OR  15(d)  OF  THE

          SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended September 30, 1996

                                   OR

    (  )  TRANSITION REPORT  PURSUANT  TO SECTION  13  OR 15(d)  OF  THE

          SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________ to _________



                          Commission File No. 1-13778

                          PHYSICIANS RESOURCE GROUP, INC.

              (Exact name of registrant as specified in its charter)

                                 Delaware
      (State or other jurisdiction of incorporation or organization)

                                76-0456864
                   (I.R.S. Employer Identification No.)

Three Lincoln Center, 5430 LBJ Freeway, Suite 1540, Dallas, TX   75240
        (Address of principal executive office)               (Zip Code)


  Registrant's telephone number, including area code:  (972) 982-8200

     Indicate by check  mark whether the  Registrant (1)  has filed  all reports required to be  filed by Section 13  or 15(d) of the  Securities

Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required  to file such reports), and  (2)

has been subject to such filing requirements for the past 90 days.

                           Yes   X     No___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                Class                   Outstanding at November 1, 1996
    Common Stock, $.01 par value             27,923,374 shares

                       Physicians Resource Group, Inc.
        Form 10-Q for the Quarterly Period Ended September 30, 1996

                                   INDEX

PART I.   Financial Information                                   Page

Item 1    Financial Statements and General Information .............3

          Consolidated Balance Sheets - December 31, 1995
            and September 30, 1996 (unaudited)......................4

          Consolidated Statements of Operations - Three Months
            and Nine Months Ended September 30, 1995 and
            September 30, 1996 (unaudited)..........................5

          Consolidated Statements of Cash Flows - Nine Months
            Ended September 30, 1995 and September 30, 1996
            (unaudited).............................................6

          Notes to  Consolidated Financial  Statements -
            September 30,1996 (unaudited).........................7-11

Item 2 Management's Discussion and Analysis of Financial
          Condition and Results of Operations ...................12-16

PART II.             Other Information

Item 1 Legal Proceedings ...........................................17

Item 2 Changes in Securities .......................................17

Item 3 Defaults Upon Senior Securities .............................17

Item 4 Submission of Matters to a Vote of Security Holders .........17

Item 5 Other Information ...........................................17

Item 6 Exhibits and Reports on Form 8-K .........................17-21

SIGNATURE...........................................................22

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

General Information

Physicians Resource Group, Inc. (PRG or the Company) was incorporated in November 1993 for the purpose of providing physician practice management services to ophthalmic and optometric practices and developing integrated eye care systems. Simultaneously with the closing of its initial public offering on June 28, 1995, the Company acquired in a reorganization, certain assets of and liabilities associated with 10 ophthalmic and optometric practices. Prior to the consummation of the offering and reorganization, the Company's operations consisted primarily of seeking affiliations with these practices and negotiating the service agreements and the reorganization agreements. The consummation of the initial public offering, the reorganization and the entry into its initial service agreements in June of 1995 marked the beginning of PRG's operations.

On March 18, 1996 the Company, through a wholly-owned subsidiary, merged with EyeCorp Inc. (EyeCorp), a privately held physician practice management company, in a pooling of interests merger transaction. EyeCorp provides practice management services to 50 ophthalmic and optometric practices. The Company has also completed the acquisition of certain assets and assumed certain liabilities and entered into management services relationships with 40 additional ophthalmic and optometric practices during the first nine months of 1996, a number of which were poolings of interests. Accordingly, as of September 30, 1996, the Company was providing management services to a total of 100 ophthalmic and optometric practices across the United States. The financial statements for periods prior to the consummation of the EyeCorp merger and the poolings have been adjusted to reflect the operations of the combined merged and pooled entities for those periods. Certain other acquisitions were entered into and completed subsequent to September 30, 1996. See Notes 1 and 7 in the accompanying Notes to Consolidated Financial Statements for further information regarding the acquisitions made during the first nine months of 1996, as well as those made subsequent to September 30, 1996.

           PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                 (Amounts in 000's Except Share Data)

                                             December 31,  September 30,
                 ASSETS                          1995          1996
                                                           (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                     $18,183    $ 70,260
  Accounts receivable, net                       15,285      30,305
  Receivables due from affiliated practices       6,265      16,662
  Inventories                                     2,546       4,251
  Prepaid expenses and other current assets       6,984       4,572

        Total current assets                     49,263     126,050

PROPERTY AND EQUIPMENT, net                      35,550      46,362
INTANGIBLE ASSETS, net                           52,257     153,702
OTHER NONCURRENT ASSETS, net                      1,710       5,626

        Total assets                           $138,780    $331,740

      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Obligations to affiliated physicians          $ 1,086    $    ---
    and physician groups
  Current portion of long-term debt and           2,209       1,639
    capital leases
  Accounts payable and accrued expenses          10,969      14,008
  Accrued taxes, payroll and executive            4,554       5,430
    resignation costs
  Amounts due under the ASC Option                3,100         ---

        Total current liabilities                21,918      21,077

LONG-TERM DEBT AND CAPITAL LEASES, net of        32,788       9,223
  current portion
DEFERRED TAXES AND OTHER LONG-TERM LIABILITIES   15,479      45,606

        Total liabilities                        70,185      75,906

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000,000
    shares authorized,19,248,774 and
    27,354,677 outstanding                          193         274
  Preferred stock, $.01 par value, 10,000,000
    shares authorized, none outstanding             ---         ---
  Additional paid-in capital                     60,984     247,816
  Retained earnings                               7,418       7,744

        Total stockholders' equity               68,595     255,834

        Total liabilities and
          stockholders' equity                 $138,780    $331,740

          The accompanying notes are an integral part of these consolidated financial statements.

               PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  (Amounts in 000's Except Per Share Amounts)


                                   Three Months         Nine Months
                                Ended September 30,  Ended September, 30
                                   1995     1996       1995      1996
                                    (unaudited)         (unaudited)
REVENUES:
  Management services             $26,414  $39,835   $53,083    $110,317
  Medical services and surgery
    center                          2,006   19,199     7,700      49,720
  Other                               506    1,457       736       3,354

        Total revenues             28,926   60,491    61,519     163,391

COSTS AND EXPENSES:
  Salaries, wages and benefits     15,250   21,548    33,125      73,316
  Pharmaceuticals and supplies      3,135    8,843     6,145      21,888
  General and administrative        8,102   19,138    14,651      43,043
  Depreciation and amortization     1,494    3,052     2,648      7,470
  Executive resignation expenses    1,117      ---     1,117        ---
  Interest (income) expense           116   (1,172)    1,007       (830)
  Merger transaction expenses         ---    3,030       ---      12,030

        Total costs and expenses   29,214   54,439    58,693     156,917

INCOME (LOSS) BEFORE INCOME TAXES    (288)   6,052     2,826       6,474
PROVISION FOR INCOME TAXES            227    2,537       917       6,148
NET INCOME (LOSS)                   $(515)  $3,515    $1,909       $ 326

NET INCOME (LOSS) PER SHARE         $(.03)     .13    $  .17       $ .01

NUMBER OF SHARES USED IN NET
  INCOME (LOSS) PER SHARE
  CALCULATION                      16,432   27,305    11,060      24,177

        The accompanying notes are an integral part of these consolidated financial statements.

              PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Amounts in 000's)
                                                      Nine Months Ended
                                                         September 30,
                                                       1995       1996
                                                         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $1,909     $  326
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
  Depreciation and amortization                       2,937      7,470
  Change in deferred taxes                             (516)    (6,102)
    Changes in assets and liabilities, net of
        acquisitions:
      Increase (Decrease) in accounts payable,
        accrued expenses and accrued payroll            (25)    (1,899)
      Decrease (Increase) in accounts
        receivable and receivables due from
        affiliates                                    2,534    (13,765)
      Decrease (Increase) in inventories               (137)      (369)
      Decrease (Increase) in prepaid expenses
        and other assets                             (2,305)       395

          Net cash provided by operating activities   4,347    (13,944)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash consideration paid to acquire physician
    practices, net of cash acquired                 (13,362)   (11,681)
  Cash paid to former owners of Founding
    Affiliated Practices                             (3,610)    (1,086)
  Additions to property and equipment                (3,408)    (7,687)

          Net cash used by investing activities     (20,380)   (20,454)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash paid in connection with organization of
    the Company and the initial public offering      (4,479)      ---
  Proceeds from initial public offering              42,919       ---
  Proceeds from 1996 Offering, net                    ---      114,267
  Proceeds from credit facility                       ---       18,000
  Advances from related party                         2,122       ---
  Proceeds from long-term debt                        ---          663
  Payments on long-term debt                         (6,051)   (47,851)
  Proceeds from exercise of stock options             ---        1,396
  Retirement of preferred stock                      (1,745)      ---

          Net cash  provided by financing
            activities                               32,766     86,475

NET INCREASE IN CASH AND CASH EQUIVALENTS            16,733     52,077
CASH AND CASH EQUIVALENTS, beginning of period        3,396     18,183
CASH AND CASH EQUIVALENTS, end of period            $20,129    $70,260

      The accompanying notes are an integral part of these consolidated financial statements.

               PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)

1.   BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION:

Business and Organization

Physicians Resource Group, Inc. (PRG or the Company) was incorporated in 1993 but did not conduct any significant operations prior to its initial public offering and concurrent acquisition of certain assets and assumption of certain liabilities of 10 eye care practices in June 1995. As part of that reorganization and subsequent acquisitions, PRG acquired tangible and intangible assets and liabilities of, and entered into service agreements with, its affiliated practices and earns fees (Service Fees) thereunder. The Service Fees payable to PRG by the various practices under the service agreements (Service Agreements) vary based on the nature and amount of services provided. Such fees are payable monthly and consist of various combinations of the following: (i) percentages of the revenues or percentages of the earnings of the affiliated practices, relating to professional services and certain other non-medical services, depending on the scope and breadth of the services provided, (ii) all revenues, or a substantial portion of revenues, relating to facility and other non-physician fees with respect to certain assets owned by PRG, (iii) operating and non-operating expenses of the practices paid by PRG pursuant to the Service Agreements and
(iv) certain negotiated performance and other adjustments. In addition, with respect to several of the practices, the Service
Fees are based on flat rates that are either subject to renegotiation on an annual basis or that transition over time to a variable fee.

EyeCorp Merger

On March 18, 1996, PRG, through a wholly-owned subsidiary, merged, in a transaction accounted for as a pooling of interests, with EyeCorp, Inc. (EyeCorp), a privately held physician practice management company devoted solely to eye care. In connection therewith, PRG issued 6,089,506 shares of common stock to the shareholders of EyeCorp. EyeCorp provides management services to approximately 50 eye care practices and five ambulatory surgery centers (ASC's). The financial statements of EyeCorp have been combined with those of the Company for all periods presented.

Acquisitions  Subsequent  to  December  31,   1995  and  Prior  to
September 30, 1996

During the first quarter of 1996, PRG acquired certain assets and liabilities of, and entered into Service Agreements with 11 eye care practices and seven ASC's (the First Quarter Acquisitions). These acquisitions were accounted for as purchases. The net assets acquired in the transactions were approximately

$31,300,000. As consideration for these acquisitions, PRG paid approximately, $7,800,000 in cash and issued 1,446,437 shares of its common stock. The PRG common stock issued in connection with the First Quarter Acquisitions was valued from $20.75 to $22.00 per share.

During the second quarter of 1996, PRG acquired certain assets and liabilities of, and entered into Service Agreements with, 11 eye care practices and two ASC's (the Second Quarter Acquisitions). These acquisitions were accounted for as purchases. As consideration for these acquisitions, PRG paid approximately $1,835,000 in cash and issued 801,659 shares of its common stock. The PRG common stock issued in connection with the Second Quarter Acquisitions was valued from $26.24 to $30.41 per share. Additionally, during the second quarter of 1996, PRG, through a wholly-owned subsidiary, merged, in a transaction accounted for as a pooling of interests, with one eye care practice (the Second Quarter Merger). In connection therewith, PRG issued 281,832 shares of common stock to the owners of the practice. The financial statements of the Second Quarter Merger have been combined with those of the Company for all periods presented.

During the third quarter of 1996, PRG acquired certain assets and liabilities of, and entered into Service Agreements with 11 eye care practices and two ASC's (the Third Quarter Acquisitions). These acquisitions were accounted for as purchases. As consideration for these acquisitions, PRG paid approximately $767,000 in cash and issued 1,374,799 shares of its common stock. The PRG common stock issued in connection with the Third Quarter Acquisitions was valued from $21.46 to $30.45 per share. Additionally, during the third quarter of 1996, PRG, through its wholly-owned subsidiaries, merged in transactions accounted for as poolings of interests, with six eye care practices and one ASC (the Third Quarter Mergers). In connection therewith, PRG issued 3,355,142 shares of common stock. The financial statements of the Third Quarter Mergers have been combined with those of the Company for all periods presented.

Separate and combined results for PRG, the Second Quarter Merger and the Third Quarter Mergers for the nine month periods are as follows (amounts in 000's):

                            Description            1995        1996

                  Revenues:
                    PRG and EyeCorp ........... $ 30,405     $131,498
                    Second Quarter Merger .....    5,088        4,435
                    Third Quarter Mergers .....   26,026       27,458
                       Total revenues ......... $ 61,519     $163,391

                  Net income:
                    PRG and EyeCorp ........... $    853     $(3,745)
                    Second Quarter Merger .....      313          108
                    Third Quarter Mergers .....      743        3,963
                       Total net income ....... $  1,909     $    326

Acquisitions Subsequent to September 30, 1996

On October 7, 1996, PRG entered into a definitive agreement to acquire American Ophthalmic Incorporated ("AOI"), a privately held physician practice management company devoted solely to eye care. The aggregate consideration to be paid by PRG in connection with the AOI acquisition is expected to be up to approximately $70,000,000, with up to $35,000,000 to be paid in cash and the remainder in PRG common stock (up to 1,499,000 shares). The total consideration could be decreased as much as $10,000,000 if certain acquisition parameters are not met, with the cash and common stock components of the consideration being adjusted proportionately. PRG will also be required to refinance approximately $44,500,000 of AOI debt at the date of closing (such amount excludes $3,200,000 of seller debt that accelerates at closing). AOI provides management services to 16 eyecare practices and nine ASCs. Although there can be no certainty as to if and when this transaction will close, management of PRG believes such transaction will close prior to the end of the fourth quarter. Management of PRG anticipates funding the purchase of AOI with existing cash resources, borrowings from the existing credit facilities and potential new borrowings from its lenders.

On November 5, 1996, the Company acquired substantially all of the assets and certain of the liabilities of the eye care division of EquiMed, Inc. ("EquiMed"), a publicly held physician practice management company, in exchange for approximately $55,077,000 in cash. The eye care division of EquiMed provides management services to 22 eye care practices and 10 ASCs. Additional cash payments may be required in connection with the possible consummation of future acquisitions that meet specified criteria and are closed with the assistance of EquiMed.

Also during the early fourth quarter of 1996, PRG consummated the acquisition of the assets of four eye care practices (the Fourth Quarter Acquisitions). As consideration for these acquisitions, PRG paid approximately $722,000 in cash and issued 566,767 shares of PRG common stock. These acquisitions will be accounted for as purchases.

Basis of Presentation

In the opinion of Company management, the accompanying consolidated financial statements include the accounts of the Company and all adjustments necessary to present fairly the Company's financial position at December 31, 1995 and September 30, 1996, its results of operations for the three month and nine month periods ended September 30, 1995 and 1996 and its cash flows for the nine month periods ended September 30, 1995 and 1996. The financial statements for all merged entities have been combined with those of the Company for all periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the Company's financial statements and footnotes thereto included in the Company's report on Form 8-K/A filed with the Securities and Exchange Commission on September 24, 1996. The results of operations for the three month and nine month periods ended September 30, 1995 and 1996 may not be indicative of the results for the full year.

2.  RECEIVABLES DUE FROM AFFILIATED PRACTICES:

The amounts due from the affiliated practices include management service receivables, receivables from the practices for certain expenses being paid on their behalf and certain other miscellaneous receivables from the practices. The receivables due from certain of the affiliated practices are collateralized by a security interest in the affiliated practices' receivables from third-party payors and patients.

Pursuant to the terms of certain of the EyeCorp service agreements, the affiliated practices' accounts receivable are purchased without recourse. The purchase price is the face amount of the accounts receivable less any reserve recorded by the affiliated practices for uncollectible amounts. Accounts receivable are purchased daily and paid for at the end of each month.

3.  LONG-TERM OBLIGATIONS:

In January 1996, PRG entered into a $35,000,000 credit facility (the PRG Credit Facility) with a bank, to be used for acquisitions, capital expenditures and working capital. The PRG Credit Facility is secured by the stock of the subsidiaries of PRG and guaranteed by such subsidiaries. PRG may obtain advances under the PRG Credit Facility to the extent of the lesser of the $35,000,000 or the borrowing base in effect from time to time. Interest rates on borrowings are prime plus .5% or LIBOR plus 1.25% to 2.0%. In December 1995, EyeCorp entered into a $20,000,000 revolving credit facility (the EyeCorp Credit Facility) with the same bank involved in the PRG Credit Facility. The EyeCorp Credit Facility is secured by certain assets and common stock of the Company. Interest rates on borrowings are prime plus .5% or LIBOR plus 2.0% to 2.5%.

The Company repaid all outstanding amounts drawn on both credit facilities in May 1996 (approximately $38,100,000) following the consummation of the public offering discussed in Note 4. The PRG Credit Facility and the EyeCorp Credit Facility have been consolidated and no amounts were outstanding as of September 30, 1996. The Company borrowed $10,000,000 on the consolidated facility in November 1996. As indicated in Note 1, however, management of PRG anticipates using substantially all of the available borrowings under the consolidated credit facility to close the purchase of AOI in late November or early December of 1996.

The Company has initiated discussions with the same bank regarding a new credit facility that would, if consummated, provide for borrowings of up to $125,000,000 to be used for acquisitions, working capital, capital expenditures and general corporate purposes.

4.  STOCKHOLDERS' EQUITY:

The Company is authorized to issue up to 100,000,000 shares of common stock, $.01 par value. In addition to those common shares that were outstanding at December 31, 1995, 7,535,943 shares were issued in the first quarter of 1996 in connection with the EyeCorp merger and the First Quarter Acquisitions (see Note 1). During the second quarter of 1996, the Company issued an additional 1,083,491 shares of common stock in connection with the Second Quarter Acquisitions and the Second Quarter Merger. During the third quarter of 1996, the Company issued an additional 4,729,941 shares of common stock in connection with the Third Quarter Acquisitions and the Third Quarter Mergers (see Note 1). Certain additional shares were issued for acquisitions subsequent to September 30, 1996 as further explained in Note 1.

In May 1996 the Company completed a public offering of 5,750,000 shares of common stock. In connection therewith, the Company issued 4,250,000 new shares of common stock and existing stockholders of the Company sold and additional 1,500,000 shares. Proceeds to the Company, net of estimated offering expenses and underwriting discounts, were approximately $115,400,000. Of this amount, approximately $38,100,000 was used to pay down indebtedness, primarily amounts outstanding under the PRG Credit Facility and the EyeCorp Credit Facility, with the remainder available for acquisitions, capital expenditures and general corporate purposes.

The Company has reserved (i) 3,315,674 shares of common stock for issuance upon exercise of stock options under the Company's stock option plans (net of options exercised) and (ii) 40,000 shares of common stock for issuance upon exercise of warrants. The Company also registered 3,000,000 shares of common stock during the first quarter of 1996, an additional 3,000,000 shares of common stock during the second quarter of 1996 and 5,000,000 shares of common stock in August 1996 to be used in connection with acquisitions, of which 958,234 shares remain available for future issuance as of November 1, 1996.

5.  STOCK OPTION PLANS:

The Amended and Restated 1995 Stock Option Plan, (the Plan) permits the Company to grant stock options to directors, key employees and certain advisors. The aggregate amount of common stock with respect to which options may be granted may not exceed 2,000,000 shares. The Plan provides for the grant of incentive stock options (ISO's) and non-qualified stock options. The options typically vest over a five-year period and expire ten years from the date of grant.

The 1995  Health Care  Professionals  Stock Option  Plan  (the HCP
Plan) permits the Company to grant stock options to employees, advisors and consultants of the Company, which the Company expects will generally be ophthalmologists and optometrists, who both (i) provide advisory or consulting services to the Company and (ii) are employed by an affiliated practice. The aggregate amount of common stock with respect to which options may be granted may not exceed 1,000,000 shares. Options granted under the HCP Plan typically vest over a period of five years and expire ten years from the date of grant. Generally, such options will expire upon the termination of employment or the advisory or consultant relationship with the Company or on the day prior to the tenth anniversary of the date of grant, whichever occurs first.

Under the terms of the EyeCorp merger, stock options outstanding under a prior EyeCorp stock option plan are exercisable for shares of PRG common stock. The options are exercisable over a period of five years.

Transactions under the foregoing plans are summarized as follows:

                                                   Stock Options

                                           ISO's    Non-Qualified  Total
     Outstanding at December 31, 1995   1,014,937    616,386  1,631,323
       Granted in 1996                             1,263,864  1,263,864
       Exercised in 1996                 (170,790)   (31,023)  (201,813)
       Canceled in 1996                              (10,903)   (10,903)

     Outstanding at September 30, 1996    844,147  1,838,324  2,682,471

Of the stock option grants outstanding, 362,218 were issued at prices between $5.00 and $10.00 per share, 911,415 were issued at prices between $10.01 and $15.00 per share, 514,038 were issued at prices between $15.01 and $25.00 per share, and 894,800 were issued at prices between $25.01 and $35.00 per share.

6.  INCOME TAX EXPENSE:

Income tax expense differed from the amount computed by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following:

                                        Three Months      Nine Months
                                           Ended              Ended
                                        September 30,    September 30,

                                       1995     1996     1995     1996
     Tax expense (benefit)            $(98)   $2,058    $ 961    $2,201
       at statutory rate

     Nondeductible merger               ---      350      ---     3,410
       transaction costs
     Tax free interest income                   (224)              (360)
     (Income) loss of poolings of
        interests mergers not
        taxable to PRG                 228       ---     (253)      ---
     State income taxes                 88       353      116       849
     Other                               9       ---       93        48

          Total income tax income     $227    $2,537     $917    $6,148

The (income) loss of pooling of interests mergers not taxable or deductible to PRG reflects the earnings of the entities with which PRG merged in pooling of interests transactions. A tax provision for the interim earnings and losses has not been provided, since the taxable income at the close of the fiscal year is nominal. State income taxes vary between periods due to the different tax rates for the states in which the Company operates and the varying levels of earnings in these states.

7.  SUBSEQUENT EVENTS AND PRO FORMA INFORMATION:

Acquisitions

As more fully discussed in Note 1, subsequent to September 30, 1996, the Company (i) completed the acquisitions of the assets of four eye care practices in early October (ii) entered into a definitive agreement to acquire AOI, a privately-held physician practice management company devoted solely to eye care, on October 7, 1996 and (iii) completed, on November 5, 1996,the acquisition of substantially all of the assets and liabilities of the eyecare division of EquiMed, a publicly traded physician practice management company. AOI and EquiMed provide management services to 16 eye care practices and 22 eye care practices, respectively. See Notes 1 and 3 for more details regarding these transactions.

In addition to the subsequent acquisitions  discussed above and in
Note 1, the Company is currently in various stages of negotiations with a number of other eye care practices regarding the acquisition of certain assets and liabilities and the provision of management services. Management of PRG believes certain of these negotiations will result in additional acquisitions in the future.

Pro Forma

The summarized unaudited pro forma consolidated statement of operations data for the nine months ended September 30, 1995 and 1996 presented below have been prepared as if (i) the reorganization and initial public offering in 1995 had been completed; (ii) the consummation of the First Quarter Acquisitions, the Second Quarter Acquisitions, the Second Quarter Merger, Third Quarter Acquisitions and the Third Quarter Mergers and entry into service agreements with these 40 eye care practices had occurred; (iii) consummation of the AOI and EquiMed acquisitions and the acquisition of the four Fourth Quarter Acquisitions had occurred; (iv) the acquisitions made by EyeCorp during 1995 were completed; and (v) the 1996 public offering had occurred, all as if such transactions or events had occurred January 1, 1995 (amounts in 000's, except shares).

                                                 Nine Months Ended
                                                   September 30,

                                                 1995         1996
              Total revenues                   $270,136    $ 270,654
              Net income                       $ 13,122    $   2,974
              Net income per share             $    .45    $     .10

              Number of shares used in net
              income per share calculation       29,248       29,686

ITEM 2.   MANAGEMENT'S  DISCUSSION   AND  ANALYSIS   OF  FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

As discussed in Item 1, PRG conducted no significant operations until the reorganization. Through the Service Agreements in late June 1995, the Company began providing management, operational and administrative services to its affiliated practices in return for Service Fees (see Note 1 of Notes to Consolidated Financial Statements for more details regarding the Service Fees). The expenses incurred by the Company in fulfilling its obligations under the Service Agreements are generally the same as the operating costs and expenses that would have otherwise been incurred by the practices. In addition to the operating costs and expenses discussed above, the Company is incurring personnel and administrative expenses in connection with establishing and maintaining a corporate and regional offices, which provide additional management and administrative services to the practices.

As discussed in Note 1 of the Notes to Consolidated Financial Statements, the Company has made a number of acquisitions subsequent to December 31, 1995. On March 18, 1996, the Company merged, in a pooling of interests transaction, with EyeCorp, a physician practice management company devoted solely to eyecare. EyeCorp provides practice management services to 50 eye care practices. The Company issued 6,089,506 shares of its common stock in consideration thereof. The Company also acquired the assets of an additional 11 practices at various dates during the first quarter of 1996 for cash of approximately $7,800,000 and 1,446,437 shares of common stock. In addition, during the second quarter of 1996, PRG acquired certain assets and liabilities of 11 ophthalmic and optometric practices for cash of $1,835,000 and 801,639 shares of its common stock. Further, during the second quarter of 1996, PRG merged, in a transaction accounted for as a pooling of interests, with one eye care practice. In connection therewith, PRG issued 281,832 shares of common stock to the owners of the practice. During the third quarter of 1996, PRG acquired certain assets and liabilities of 11 practices for cash of $767,000 and 1,374,799 shares of its common stock in purchase transactions. PRG also acquired 6 practices during the third quarter in pooling transactions wherein 3,355,142 shares of common stock were issued. The financial statements of EyeCorp and the pooled practices have been combined with those of the Company for all periods presented in the accompanying financial statements.

As more fully discussed in Note 1, subsequent to September 30, 1996, the Company (i) completed the acquisitions of the assets of four eye care practices in early October (ii) entered into a definitive agreement to acquire AOI, a privately-held physician practice management company devoted solely to eye care, on October 7, 1996 and (iii) completed on November 5, 1996, the acquisition of substantially all of the assets and liabilities of the eyecare division of EquiMed, a publicly traded physician practice management company, for approximately $55,077,000 in cash. AOI and EquiMed provide management services to 16 eye care practices and 22 eye care practices, respectively. See Note 1 for more details regarding these transactions.

RESULTS OF OPERATIONS - UNAUDITED HISTORICAL

As indicated above, PRG did not commence any significant operations until the third quarter of 1995. In addition, EyeCorp did not acquire the assets of 48 of its 50 practices until the end of the fourth quarter of 1995 and 40 additional practices have been acquired by PRG during the first nine months of 1996, 33 of which have been accounted for as purchases. As a result, revenues, costs and expenses have all increased significantly during the three months and nine months ended September 30, 1996 when compared to the corresponding three months and nine months of the previous year.

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

Revenues

Revenues for the three month period ended September 30, 1996 increased approximately $31,565,000 or 109% as compared to the same period in 1995. These significant increases are largely attributable to (i) the fact that 48 of the 50 practices affiliated with EyeCorp were acquired on December 28, 1995, and had no significant operating results included in the 1995 period and (ii) a significant increase in the number of practice asset acquisitions made during 1996 that are accounted for as purchases (33 acquisitions). The percentage of revenues derived from management services declined during the 1996 period when compared to the 1995 period, while the percentage derived from medical service and surgery centers and other increased correspondingly, primarily due to (i) medical service revenues generated by the pooled practices prior to acquisition date and (ii) the fact that the number of 100% owned surgery center facilities increased disproportionately to the number of non-100% owned surgery center facilities. Revenues from 100% owned surgery center facilities are included in the surgery center line item, while revenues from less than 100% owned facilities are included in management service revenues.

Costs and Expenses

The significant increase in the absolute amount of total costs and expenses between the 1996 and 1995 period ($25,225,000), as well as the large percentage increase (86%), are both attributable to same factors cited above that caused the large revenue increase between the two periods. The decrease in the percentage of the largely variable expense categories (salaries, wages and benefits; pharmaceuticals and supplies; general and administrative) to revenues from 92% in the 1995 period to 82% in the 1996 period is primarily attributable to significantly higher physician compensation withdrawals in the 1995 period compared to the 1996 period (such withdrawals are classified as salaries, wages and benefits) relative to several large practices that affiliated with PRG in pooling transactions during the 1996 period. These larger withdrawals from pooled entities, along with the non-recurring executive resignation expense of $1,117,000, were the primary contributors to the loss in the 1995 period. Pharmaceuticals and supplies increased as a percentage of revenues between the two periods from 11% to 15% due primarily to the increased level of surgery center revenue in the Company during 1996 which generally has higher levels of pharmaceuticals and supplies associated therewith. General and administrative expense increased as a percentage of revenues (28% to 32%) due primarily to higher corporate expenses in 1996 due to the ramp up of corporate and regional facilities during this period. Depreciation and amortization did not change as a percentage of revenues (5%)
between the 1996 and 1995 period. During the 1995 period, the Company had a small amount of interest expense that was a combination of interest on EyeCorp and other indebtedness, offset somewhat by interest income on investment of initial public offering proceeds. The significant amount of interest income during the 1996 period is the result of the pay-off of almost all existing debt with the May 1996 secondary offering proceeds and the re-investment of the excess proceeds. PRG had no merger transaction expenses during 1995 as no poolings were consummated during that period, whereas there were six poolings consummated during the third quarter of 1996.

Provision For Income Taxes

The effective income tax rate for the 1996 period (41.9%) is higher than the U.S. statutory rate of 34% due to state income taxes and the non-tax deductibility of the $1,030,000 of transaction expenses offset somewhat by the effect of tax exempt interest income on Company investments. The income tax provision for the 1995 period is primarily due to the federal and state income taxes on PRG's earnings, before consideration of the losses from the entities which PRG merged with in pooling of interests transactions. A tax provision for the interim earnings and losses for the entities with which PRG merged in pooling transactions has not been provided since the taxable income of these entities at the close of their fiscal year was reduced to nominal levels.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

Revenues

Revenues for the nine month period ended September 30, 1996 increased approximately $101,872,000 or 166% when compared to the same nine month period of 1995. These significant increases are primarily attributable to (i) the fact that PRG did not have any significant operations during the first six months of 1995 (ii) the fact that 48 of EyeCorp's 50 practices were acquired on December 28, 1995, and had no significant operating results included in the 1995 period and (iii) a significant increase in the number of practice asset acquisitions made by PRG during 1996 that are accounted for as purchases (33 acquisitions). The percentage of revenues derived from management services declined during the 1996 period when compared to the 1995 period, while the percentage derived from medical services and surgery centers and other increased correspondingly, primarily due to (i) medical service revenues generated by the pooled practices prior to the acquisition date and (ii) the fact that the number of 100% owned surgery center facilities increased disproportionately to the number of non-100% owned surgery center facilities. Revenues from 100% owned surgery center facilities are included in the surgery center line item, while revenues from less than 100% owned facilities are included in management service revenues.

Costs and Expenses

On  an  overall   basis,  total  costs   and  expenses  increased
significantly during 1996 over 1995, both on an absolute basis ($98,224,000) and on a percentage basis (167%) for the same reasons as cited above for the nine month revenue increase. However, the percentage of revenues attributable to the three largely variable expense categories (salaries, wages and benefits; pharmaceutical and supplies; and general and administrative) did not change significantly, in total, as a percentage of revenues between the periods (i.e. 88% in 1995 as compared to 85% in 1996). The slight decrease is consistent with the causes of the much larger decrease discussed above. Depreciation and amortization, as a percentage of revenues, did not change significantly between the periods. Pharmaceuticals and supplies increased as a percentage of revenues between the two periods (10% to 13%) due primarily to the increased level of surgery center revenue in the Company during 1996 which generally has higher levels of pharmaceuticals and supplies associated therewith. General and administrative expense increased as a percentage of revenues (24% to 26%) due primarily to higher corporate expenses resulting from the fact that during the first six months of 1995 PRG maintained a very small corporate office, and began to ramp up its corporate and retional facilities in 1996. PRG had $12,030,000 of merger transaction expenses during 1996 compared to none in 1995, as no poolings were consummated during 1995. The $1,117,000 of 1995 expenses associated with the resignation of the Company's former chief executive officer are also nonrecurring in nature and, accordingly, were not incurred in 1996. PRG incurred approximately $1,007,000 of interest expense during 1995 attributable primarily to EyeCorp's outstanding indebtedness, whereas in 1996, there was $830,000 of interest income as a result of repayment of substantially all indebtedness (in May) and interest income on investment of excess proceeds from the May 1996 stock offering.

Provision For Income Taxes

The 95% effective tax rate for the 1996 period is substantially higher than the U.S. statutory tax rate of 34% as a result, primarily, of the nondeductibility, for income tax purposes, of most of the merger transaction expenses as well as, to a lesser extent, to the effect of state income taxes and tax-free interest income on Company investments. The effective tax rate for the nine month period ended September 30, 1995 was approximately 32.4%. This percentage was less than the U.S. statutory tax rate of 34% as a result, primarily, of the earnings from the entities with which PRG merged in pooling of interests transactions somewhat offset by state income taxes and the nondeductibility of a portion of the executive resignation expenses. A tax provision for the interim earnings for the entities with which PRG merged in pooling transactions, has not been provided since the taxable income of these entities at the close of their fiscal year was reduced to nominal levels.

RESULTS OF OPERATIONS - UNAUDITED PRO FORMA

As discussed in Note 7 in the Notes to Consolidated Financial Statements, the summarized unaudited pro forma consolidated statement of operations data for the nine months ended September 30, 1995 and 1996 presented below have been prepared as if (i) the reorganization and initial public offering had been completed;
(ii) the consummation of the First Quarter Acquisitions, the Second Quarter Acquisitions, the Second Quarter Merger, the Third Quarter Acquisitions and the Third Quarter Mergers, and entry into Service Agreements with these 40 eye care practices had occurred;
(iii) consummation of the AOI and EquiMed acquisitions and the acquisition of the four Fourth Quarter Acquisitions had occurred;
(iv) the acquisitions made by EyeCorp during 1995 were completed; and (v) the 1996 public offering had occurred, all as if such transactions or events had occurred January 1, 1995 (amounts in 000's, except shares).

                                                  Nine Months Ended
                                                    September 30,

                                                  1995         1996
             Total revenues                    $ 270,136    $ 270,654
             Net income                        $  13,122    $   2,974
             Net income per share              $     .45    $     .10

             Number of shares used in net
             income per share calculation         29,248       29,686

Total revenues did not change significantly between the two periods. However, pro forma net income decreased approximately $10,148,000 between the two periods. This decline in income is attributable primarily to (i) the $12,030,000 of nonrecurring merger transaction expenses incurred in 1996 but not in 1995 and
(ii) substantial increases in corporate expenses at PRG and EyeCorp during 1996. PRG maintained a small corporate office in 1995, particularly prior to going public in June. Had the merger transaction expenses and related tax effects not been incurred, pro forma income and pro forma income per share for the nine months ended September 30, 1996, would have been approximately $14,366,000 and $.48 per share, respectively, based on 29,686,000 shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Working Capital and Debt

During the nine months ended September 30, 1996, the Company made significant cash expenditures and incurred significant obligations with respect to (i) the EyeCorp merger (ii) various practice asset and ASC acquisitions and related debt pay-off (see Note 1 of Notes to Consolidated Financial Statements) (iii) capital expenditures for establishment and relocation of the corporate and regional offices and information systems (iv) final pay-off of certain obligations due to the physician owners of the Company's initial affiliated practices and (v) other miscellaneous cash expenditures. To finance these significant cash expenditures, PRG utilized proceeds from the 1996 public offering, cash generated from
operations   and  a  portion  of  its   bank  credit   facilities.
Accordingly,  as  of  September  30,  1996,   cash  on  hand   was
$70,260,000, working capital was $104,973,000 and total long-term debt was $10,750,000 (including current portion).

Subsequent to September 30, 1996, the Company continued to make significant cash expenditures, particularly with respect to acquisitions. Approximately $55,077,000 of cash was spent in connection with the acquisition of EquiMed's eye care division in November and approximately $722,000 in connection with the purchase of assets of four additional eye care practices and two ASCs in October. Also, an additional $9,700,000 of additional indebtedness was assumed in connection with the EquiMed transactions. Accordingly, as of November 7, 1996, PRG's cash balance was approximately $22,000,000 and its long-term debt (including current portion) was approximately $20,862,000. The Company also entered into a definitive agreement to acquire AOI on October 7, 1996, a physician practice management company devoted solely to eyecare for up to approximately $70,000,000. In connection with this acquisition, PRG will pay up to $35,000,000 of cash, $35,000,000 in common stock (up to 1,499,000 shares) and will refinance approximatel $44,500,000 o existing indebtedness of AOI (and any portion of the $3,200,000 seller debt which accelerates at closing). In addition, PRG will assume approximately $13,700,000 of debt payable to AOI physicians. The purchase price could decrease by as much as $10,000,000 if certain acquisition parameters are not met. This transaction is anticipated to close in late November or early December of 1996.

PRG anticipates utilizing its existing cash balances, cash flow from operations, the available borrowings under its $55,000,000 of credit facilities and potential additional bank borrowings to fund the closing of this transaction.

Credit Facilities

During December 1995 and January 1996, PRG and EyeCorp respectively, entered into separate credit facilities providing for an aggregate amount of $55,000,000. These facilities, which are secured by certain assets of PRG and EyeCorp, are available to provide funding for acquisitions, capital expenditures and working capital. These facilities have been consolidated and such amount remained available under the consolidated line of credit as of September 30, 1996. The Company borrowed $10,000,000 on the consolidated facility in November 1996. As indicated above, PRG anticipates borrowing substantially all of the remaining facility to fund t he purchase of AOI. The Company has initiated discussions with the same bank regarding a new facility that would, if consummated, provide for borrowings of up to $125,000,000 to be used for acquisitions, working capital, capital expenditures and general corporate purposes.

The Offering

In May 1996, PRG completed an offering of 5,750,000 shares of its common stock at $28.50 per share. Of these shares, 4,250,000 shares were sold by the Company and 1,500,000 were sold by existing shareholders. Proceeds to the Company, net of estimated offering expenses and underwriting discounts were approximately $115,400,000. Of this amount, approximately $38,100,000 was used to pay down indebtedness under PRG's credit facilities (see above). The remainder is available for acquisitions, capital expenditures and general corporate purposes, a substantial portion of which ($55,077,000) was used to fund the EquiMed purchase.

Liquidity

As discussed above, PRG management anticipates that its existing cash resources, cash flow from operations and available borrowings under its existing credit facilities and potentially new borrowings will be sufficient to allow for the closings of the AOI and EquiMed transactions. Subsequent to those closings, management believes that its cash flow from operations will be sufficient to fund PRG's ongoing operations and capital expenditures through 1997, and that a combination of those same cash resources, PRG common stock and proceeds from potential expansion of bank lending amounts and/or other equity or debt offerings will be sufficient to fund the planned acquisition program throughout 1997; however, there can be no assurance that the Company will be able to successfully expand its bank lending amounts or consummate such offerings.

PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

     None

ITEM 2.   CHANGES IN SECURITIES.

     None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     None.

ITEM 5.   OTHER INFORMATION.

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

2.1  --   Agreement and  Plan  of  Merger  by  and  among  Central
          Florida Eye Associates, P.A., Ronald Case, M.D., Brian Renz, M.D., Teo Kulyk, M.D., Jay Mulaney, M.D., PRG FL Acquisition Corporation, and Physicians Resource Group, Inc. (8)

2.2  --   Agreement  and  Plan  of  Merger  by  and  among  G.C.R.
          Investors, Ronald Case, M.D., Brian Renz, M.D., Jay Mulaney, M.D., PRG FL Partnership I, and Physicians Resource Group, Inc. (8)

2.3  --   Agreement and  Plan  of  Merger  by  and  among  Central
          Florida Eye Associates, Partners, Ronald Case, M.D., Brian Renz, M.D., Teo Kulyk, M.D., Jay Mulaney, M.D., PRG FL Partnership II, and Physicians Resource Group, Inc. (8)

2.4  --   Agreement and Plan  of Merger  by and among  South Texas
          Retina Affiliates, Inc., South Texas Retina Consultants, L.L.P., Charles H. Campbell, M.D., P.A., Charles H. Campbell, M.D., PRG TX Acquisition Corp. I and Physicians Resource Group, Inc. (8)

2.5  --   Agreement and  Plan of  Merger, dated  August  13, 1996,
          between PRG Ohio III, Inc., Physicians Resource Group, Inc., Cincinnati Eye Institute, Inc., John S. Cohen, M.D., James D. Faulkner, M.D., William J. Faulker, M.D., Robert C. Kersten, M.D., Richard S. Kerstine, M.D., Robert H. Osher, M.D., Robert W. Nash, M.D., Michael R. Petersen, M.D., Gary A. Varley, M.D., Linda J., Greff, M.D., Robert J. Cionni, M.D., Kevin T. Corcoran, O.D. and Corwin M. Smith, M.D. (9)

2.6  --   Agreement and Plan  of Reorganization,  dated August 13,
          1996, between PRG HEA Acq. Corp., Physicians Resource Group, Inc., Houston Eye Associates, P.A., Malcom L. Mazow, M.D., Robert H. Stewart, M.D., Robert B. Wilkins, M.D., Jeffrey D. Lanier, M.D., Michael A. Bloome, M.D., Paul C. Salmonsen,
          M.D., Richard L. Kimbrough, M.D., Jack T. Holladay, M.D., Jeffrey B. Arnoult, M.D., William H. Quayle, M.D., John D. Goosey, M.D., John M. Lim, M.D., Kathryn H. Musgrove, M.D., Marsha F. Soechting, M.D. and Marc N. Longo, M.D. (9)

2.7  --   Asset Purchase Agreement, dated August 13, 1996, between
          PRG Ohio III, Inc., Physicians Resource Group, Inc. and CEI Realty Associates, Ltd. (9)

2.8  --   Agreement and  Plan  of Merger,  dated  August  13, 1996
          between PRG IV Acq. Corp., Physicians Resource Group, Inc., Gregory L. Henderson .M.D., P.A. and Gregory L. Henderson, M.D. (9)

2.9  --   Agreement and  Plan of  Merger, dated  August  13, 1996,
          between PRG IX Acq. Corp., Physicians Resource Group, Inc., William Reynolds, M.D., P.A. and William Reynolds, M.D. (9)

2.10 -- Agreement and Plan of Merger, dated August 12, 1996 between PRG II Acq. Corp., Physicians Resource Group, Inc., Tampa Eye Clinic, P.A., J. Burns Creighton, M.D., Ronald Seely, M.D., Lewis Lauring, M.D., William Reynolds, M.D., David Leach, M.D., P.A. and Timothy Lorenzen, M.D., P.A. (9)

2.11 -- Agreement and Plan of Merger, dated August 13, 1996 between PRG XI Acq. Corp, Physicians Resource Group, Inc., Timothy Lorenzen, M.D., P.A. and Timothy Lorenzen, M.D. (9)

2.12 -- Agreement and Plan of Merger, dated August 13, 1996, between PRG VII Acq. Corp., Physicians Resource Group, Inc., Ronald Seely, M.D., P.A. and Ronald Seely, M.D. (9)

2.13 -- Agreement and Plan of Merger, dated August 13, 1996, between PRG VI Acq. Corp, Physicians Resource Group, Inc., J. Burns Creighton, M.D., P.A., and J. Burns Creighton, M.D. (9)

2.14 -- Asset Purchase Agreement by and among EquiMed, Inc., PRG Georgia and Physicians Resource Group, Inc., dated October 7, 1996. (10)

2.15 -- Agreement and Plan of Merger by and among American Ophthalmic Incorporated, PRG Acquisition Corporation and Physicians Resource Group, Inc., dated October 7, 1996. (10)

3.1  --   Restated  Certificate  of  Incorporation  of  Physicians
          Resource Group, Inc.(1)

3.2  --   Certificate of  Designations,  Preferences,  Rights  and
          Limitations of Class A Preferred Stock of Physicians Resource Group, Inc.(1)

3.3  --   Third Amended and Restated Bylaws of Physicians Resource
          Group, Inc.(4)

4.1  --   Form of Warrant Certificate.(1)

4.2  --   Rights Agreement  dated  as of  April  19,  1996 between
          Physicians  Resource   Group,   Inc.   and   Chemical  Mellon
          Shareholder Services(7)

4.3  --   Form of certificate evidencing ownership of Common Stock
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

10.9 -- Form of Service Agreement by and between Physicians Resource Group, Inc., its wholly-owned subsidiary and David
          M. Schneider, M.D., Inc.(1)

10.10 -- Form of Service Agreement by and between Physicians Resource Group, Inc., its wholly-owned subsidiary and Texas Eye Institute Assoc.(1)

10.11 -- Form of Service Agreement by and between Physicians Resource Group Subsidiary, Inc., its wholly- owned subsidiary and McDonald Eye Associates, P.A.(1)

10.12 -- Form of Service Agreement by and between Physicians Resource Group, Inc., its wholly-owned subsidiary and Michael
          A. Minadeo, M.D., P.A.(1)

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

10.14 -- Form of Service Agreement by and between Physicians Resource Group, Inc., its wholly-owned subsidiary and Eye Clinic, P.C.(1)

10.15 -- Form of Service Agreement by and between Superior Eye Care, Inc. and Charles D. Fritch, M.D., Inc.(1)

10.16 -- Form of Service Agreement by and among Pacific Vision Services, Inc. and Loma Linda Ophthalmology Medical Group, Inc., Inland Eye Institute Medical Group, Inc. and T.E.S.C., Inc.(1)

10.17 -- First Amendment to Service Agreement by and among Physicians Resource Group, Inc., as successor by merger to Pacific Vision Services, Inc., Loma Linda Ophthalmology Medical Group, Inc., Inland Eye Institute Medical Group, Inc. and T.E.S.C., Inc. dated August 9, 1995.(3)

10.18 -- Subscription Agreement, dated June 30, 1995 between Notre Capital Ventures, Ltd. and Physicians Resource Group, Inc.(1)

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

10.31 --  Loan and  Security Agreement  dated as  of  December 28,
          1995 among EyeCorp, Inc., EyeCare Resource, Inc. The EyePA, Inc. and NationsBank of Tennessee, N.A.(4)

27.1  --  Financial Data Schedule.(2)
________
1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-91440) and incorporated herein by reference.
2)      Filed herewith.
3) Previously filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ending June 30, 1995, and incorporated herein by reference.
4) Previously filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
5) Previously filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ending September 30, 1995, and incorporated by reference.
6) Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-00230) and incorporated herein by reference.
7) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated April 19, 1996 and incorporated by reference herein.
8) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated July 1, 1996, and amended on July 17, 1996, and incorporated herein by reference.
9) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated September 7, 1996, and amended on September 24, 1996, and incorporated herein by reference.
10) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated October 7, 1996, as amended on October 30, 1996, and incorporated herein by reference.

        (b)  Reports on Form 8-K

          1. On July 12, 1996, the Company filed with the Securities and Exchange Commission (the _Commission_) a Current Report on Form 8-K dated June 30, 1996, which Form 8-K reported the consummation of the acquisition of certain acquisitions, under Item 2 (Acquisition of Assets).

          2. On July 17, 1996, the Company filed with the Commission a Current Report on Form 8-K/A dated June 30, 1996, which Form 8-K/A reported the consummation of the acquisition of certain acquisitions, under Item 2 (Acquisition of Assets). The following financial statements were also included in such Form 8-K/A:

             (i) The audited balance sheets of Central Florida Eye Associates, P.A. and affiliates and South Texas Retina Consultants, P.A. and affiliate, as of December 31, 1995 and March 31, 1996 (unaudited), and the related statements of earnings, owners' equity and cash flows for the periods then ended.

             (ii) The unaudited pro  forma balance sheet  of PRG, the
                  unaudited pro forma condensed consolidated statements of income of PRG for the year ended December 31, 1995 and the three-months ended March 31, 1996 and 1995.

          3. On August 13, 1996, the Company filed with the Commission a Current Report on Form 8-K dated August 13, 1996, which Form 8-K reported the consummation of certain acquisitions under Item 5 (Other Events). The following financial statements were also included in such Form 8-K:

             (i) The audited combined balance sheet of Physicians Resource Group, Inc. - Sundry Acquisition Practices as of December 31, 1995, and the related combined statements of earnings, owners' equity and cash flows for the year then ended.

          4. On  September  6,   1996,  the  Company   filed  with  the
             Commission, a Current Report on Form 8-K dated August 30, 1996, which Form 8-K reported the consummation of certain acquisitions under Item 2 (Acquisition of Assets) and Item 5 (Other Events).

          5. On  September  24,  1996,  the   Company  filed  with  the
             Securities and Exchange Commission a Current Report on Form 8-K/A dated August 30, 1996, which Form 8-K/A reported the consummation of certain acquisitions under Item 2 (Acquisition of Assets) and Item 5 (Other Events). The following financial statements were included in such Form 8-K/A:

             (i) The audited balance sheet of Cincinnati Eye Institute,
                 Inc. and affiliate, Houston Eye Associates, Gregory L. Henderson, M.D., Tampa Eye Clinic, P.A., West Florida, P.A. and Douglas G. Johnson, O.D., P.A., as of December 31, 1995 and June 30, 1996 (unaudited), and the related statements of earnings, owners equity and cash flows for the periods then ended.

             (ii)The  unaudited   merger/significant  transactions  pro
                 forma combined balance sheet of the Company as of June 30, 1996 and unaudited pro forma combined statements of operations of the Company for the year ended December 31, 1995 and the six months ended June 30, 1996.

                             SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        PHYSICIANS RESOURCE GROUP, INC.




Dated:    November 14, 1996             By:/S/RICHARD M. OWEN
                                              Richard M. Owen
                                              Senior Vice President and
                                              Chief Financial Officer







Dated:    November 14, 1996             By:/S/JOHN N. BINGHAM
                                              John N. Bingham
                                              Vice President, Controller
                                              and Principal Accounting
                                              Officer