Form 10-K
period 1996-12-31
PHYSICIANS RESOURCE GROUP INC
filed 1997-03-31
CIK 944402

                                                                    REVISED 3/25
--------------------------------------------------------------------------------

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1996

                          Commission File No. 1-13778

                        PHYSICIANS RESOURCE GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          DELAWARE                                       76-0456864
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


     THREE LINCOLN CENTRE, 5430 LBJ FREEWAY, SUITE 1540, DALLAS, TX  75240
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                      (ZIP CODE)

      Registrant's telephone number, including area code:  (972) 982-8200


         Title of each class         Name of each exchange on which registered
         -------------------         -----------------------------------------
     COMMON STOCK, $.01 PAR VALUE                NEW YORK STOCK EXCHANGE

                Securities pursuant to Section 12(g) of the Act:
                                      NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of shares outstanding of the Registrant's common stock as of March 21, 1997 was 30,146,748 shares. The aggregate market value of the voting stock held by non-affiliates of the Registrant based on 25,862,289 shares held by non-affiliates and a $11.13 closing price of the Registrants common stock on the New York Stock Exchange as of March 21, 1997 was $287,847,277.

                      Documents incorporated by reference:

                             DOCUMENT                        FORM 10-K PART
                             --------                        --------------
Portions of the Registrants definitive proxy statement for
the Registrants annual meeting of stockholders to be held
during 1997 and anticipated to be filed within 120 days
of the Registrants fiscal year ended December 31, 1996             III

--------------------------------------------------------------------------------

                                     PART I


ITEM 1.  BUSINESS


OVERVIEW

  Physicians Resource Group, Inc. (with its subsidiaries as the context requires, PRG or the Company) began operations in 1995 and is the leading provider of physician practice management services to ophthalmic and optometric practices (the Practices) and one of the nation's largest single-specialty physician practice management companies. PRG develops integrated eye care delivery systems through affiliations with locally prominent eye care practices in selected geographic markets across the United States. PRG acquires the operating assets of these practices and develops the practices into comprehensive eye care networks by providing management expertise, marketing, information systems, capital resources and ancillary services such as ambulatory surgery centers (ASCs) and optical dispensaries. As of March 21, 1997, PRG provided management services to 151 practices with 414 ophthalmologists and 223 optometrists at 387 locations in 25 states, owned or operated 45 ASCs and 176 optical dispensaries and owned or leased 24 excimer lasers.

  Company Growth

  PRG was incorporated in 1993 but did not conduct any significant operations until its initial public offering (the IPO) and reorganization in June 1995
(the Reorganization) at which time the company began providing practice management services to its initial 10 practices. No further acquisitions were made during 1995. During 1996, however, the Company made a substantial number of acquisitions beginning in February. The following discusses 1996 acquisition activity which was composed of both pooling of interests transactions, as well as various purchases. The Company acquired both the assets of individual practices, as well as several large physician practice management companies.

  1996 Practice Asset Acquisitions

  As discussed above, at various times during 1996, the Company acquired, in purchase transactions, the assets of 45 practices and 11 ASCs. Aggregate consideration for the acquisitions was $100,650,000, in cash and common stock, valued at closing, in transactions accounted for as purchases. These acquisitions collectively strengthened PRGs position in Houston, Texas; Las Vegas, Nevada; Cincinnati, Ohio and other markets and represented new entry into the Dallas, Texas; Phoenix, Arizona; Oklahoma, Florida, New Jersey, North Carolina and South Carolina markets. In addition, during the second and third quarters of 1996, the Company merged with seven additional practices and one
ASC in transactions accounted for as poolings of interests. Aggregate consideration paid for these practices was $79,779,000 in common stock, valued at closing. These mergers strengthened PRGs position in Central Florida and Cincinnati, Ohio.

  1996 Practice Management Company Mergers and Acquisitions

  In March 1996, PRG merged, in a pooling of interests transaction with EyeCorp, Inc. (EyeCorp), a privately held physician practice management company devoted solely to eye care, in exchange for common stock having a market value, at closing, of approximately $152,000,000. The merger with EyeCorp (the EyeCorp Merger), which provided management services to 50 ophthalmic and optometric practices and five ASCs, increased PRGs penetration in Arkansas, California, Ohio, Tennessee and Texas and afforded entry into Illinois, Kentucky, Massachusetts, Mississippi and Missouri.

  The Company acquired the assets of the eye care division of EquiMed, Inc. (EquiMed), a publicly held multi-specialty physician practice management company, on November 5, 1996 and acquired American Ophthalmic Incorporated
(AOI), a privately held physician practice management company devoted solely to eye care, on November 22, 1996. Consideration for the EquiMed acquisition (the EquiMed Acquisition) consisted of $55,077,000 in cash and assumption of approximately $9,900,000 of indebtedness. Consideration for the AOI transaction (the AOI Acquisition) consisted of $30,900,000 in cash and 1,323,341 shares of common stock valued at $30,900,000. Additionally, PRG retired approximately $44,500,000 of AOI debt and assumed approximately $13,400,000 of indebtedness. Further, the EquiMed purchase price is subject to upward adjustment if EquiMed delivers practice acquisitions to PRG that meet certain criteria.

  As a result of the EquiMed Acquisition, PRG added the assets of 22 practices with 53 ophthalmologists and 36 optometrists at 52 locations in 13 states, 10 additional ASCs, 32 additional optical dispensaries and four additional excimer lasers. The EquiMed Acquisition strengthens PRGs presences in Arkansas, California, Illinois, Kentucky, Missouri and Ohio and represents the Company's entrance into Iowa, Kansas, Louisiana, New York, Oregon, Pennsylvania and Washington. As a result of the AOI Acquisition, PRG added the assets of 16 practices with 78 ophthalmologists and 29 optometrists at 74 locations in six states and owns or operates nine additional ASCs and 15 additional optical dispensaries and owns or leases two additional excimer lasers. The AOI Acquisition strengthens PRG's presence in Florida, Nevada and Texas (representing the Company's entrance into the San Antonio and Austin markets) and represents new entry into Alabama.

INDUSTRY BACKGROUND

  Market Overview

  The Health Care Financing Administration estimates that national health care spending in 1995 was approximately $1 trillion with approximately $200 billion attributable to physician services. Unlike most medical specialists, eye care professionals generally do not depend on primary care physicians for referrals; rather, referrals originate from other eye care professionals since the optometrist or the ophthalmologist represents the primary patient contact for the vast majority of eye care services. PRG believes that in 1994 the revenues generated by eye care professionals (ophthalmologists and optometrists) were in excess of $20 billion and ophthalmic surgeons in the United States performed in excess of 2.4 million major surgical procedures.

  Eye care services in the United States are delivered through a fragmented system of local providers, including individual or small groups of ophthalmologists, optometrists and opticians. PRG believes that approximately 15,600 ophthalmologists and 28,200 optometrists were actively involved in patient care in the United States in 1993. PRG believes that approximately 40%- 50% of ophthalmologists practice in a group environment.

  Trends in Physician Organization

  Physicians have traditionally provided medical services on a fee-for-service basis. The fee-for-service model provides few incentives for the efficient utilization of resources and has contributed to increases in health care costs at rates significantly higher than inflation. Concerns over the accelerating cost of health care have resulted in the increasing prominence of managed care and a decline in fee-for-service medicine. Managed care typically involves a third-party (frequently the payor) assuming responsibility for ensuring that health care is provided in a high quality, cost-effective manner.

  Trends toward managed care in health care generally, and eye care specifically, have placed small to mid-size provider groups at a competitive disadvantage because these practices typically have high operating costs relative to revenue and lack the capital, information resources and management expertise necessary to provide both high quality and cost-effective medical care. To remain competitive, eye care providers are increasingly seeking to affiliate with larger organizations that manage the non-medical aspects of eye care practices and that can provide access to greater capital resources, more efficient cost structures and better access to payors. PRG seeks to address these demands for the Practices through the implementation of its business strategy.

BUSINESS STRATEGY

  PRG's business strategy is focused on (i) developing comprehensive eye care service networks in each of its markets, both in terms of service mix and geographic coverage, primarily through acquisitions, (ii) enabling its Practices to provide efficient and cost-effective eye care services resulting from economies of scale, purchasing discounts, facility consolidation and improved personnel and information management and (iii) marketing the capabilities of the Practices and networks to both payors and employers, particularly in the developing and expanding managed care marketplace. PRG believes that by establishing integrated delivery networks, the Practices are afforded significant opportunities for cross-referrals, expanded service capabilities and volume contracting with payors.

  Develop Comprehensive Eye Care Services

  PRG believes that third-party payors increasingly will prefer to contract with a single provider for comprehensive eye care services within selected geographic areas, particularly as managed care proliferates. Accordingly, PRG intends to continue to broaden the service mix and geographic coverage of the Practices and networks within the markets in which they operate.

  Complete Range of Services.   Building service mix capabilities may involve
expanding the types of services provided by a particular Practice to include (i) additional primary care capabilities, (ii) expanded specialty or subspecialty care, such as corneal, retinal, glaucoma, pediatric or neuro-ophthalmology expertise, and (iii) refractive, reconstructive or oculoplastic surgery capabilities. Comprehensive eye care may also warrant the addition of an ASC or optical dispensary in a given market. An ASC is a facility in which physicians generally perform non-emergency procedures that typically do not require overnight hospitalization. Surgical procedures generally can be performed in ASCs on a more cost-effective basis than in hospitals, principally because ASCs typically have lower operating costs and provide physicians with greater scheduling flexibility than hospitals. Optical dispensaries allow patients with glasses or frame prescriptions to fill such prescriptions in the convenience of the Practice's facility.

  Broad Geographic Coverage.   PRG believes it is important not only to provide
a comprehensive service mix within the immediate market in which a Practice operates, but also to provide such services within the entire geography of that defined market. PRG believes this is particularly important in the era of managed care, where payors may have enrollees, participants or employees living throughout a large market area, such as a city, a county or a more broadly defined region. The Company believes that location and convenience are important selection factors when choosing eye care, particularly for managed care payors. Therefore, PRG seeks to expand its geographic coverage within a defined market where it already has established operations by opening or acquiring new practices, ASCs, optical dispensaries or satellite locations.

  Acquisition Objectives.   The Company's objective is to utilize acquisitions
as the primary vehicle to develop a full spectrum of services and broad geographic coverage within existing markets and to enter new markets. Accordingly, PRG has implemented an acquisition program to acquire the assets of, and provide management services to, selected ophthalmic and optometric practices and their related ancillary businesses, such as ASCs and optical dispensaries. The Company targets acquisitions in existing markets that enable it to expand the range of services provided and absorb the acquired patient base without a proportionate increase in administrative costs. The Company seeks to acquire in attractive new markets practices that are well positioned to become regional leaders in their markets. The Company typically targets larger acquisitions in new markets that can serve as platforms from which the Company can consolidate a given service area by making and integrating additional in-market acquisitions.

  Since its IPO and Reorganization in June 1995, the Company has acquired the assets of 141 practices. These acquisitions represent additions within existing markets as well as entries into new markets. PRG intends to continue to pursue both in-market and new market acquisitions.

 Provide Efficient and Cost Effective Services

  PRG believes that to be competitive in the present health care environment, providers, such as the Practices, need to achieve operating efficiencies and reduce the cost of providing services. The Company believes that the physicians at the Practices benefit from having the management and administrative support provided by PRG. This support reduces the amount of time the physicians are required to spend on administrative matters and enables them to dedicate their time and efforts toward the growth of their professional practices and the further development of their specialties.

  PRG believes that there are significant local and national scale economies to be realized in the development of comprehensive eye care networks. At a local level, cost efficiencies can be achieved from the consolidation of clinic administrative activities in central business offices, the sharing of facilities such as ASCs and satellite locations and the reduction or more efficient utilization of duplicative personnel. At a national level, the Company can achieve economies through discounted purchasing of pharmaceutical, optical and medical supplies, as well as more efficient purchasing of medical and surgical equipment, information systems and insurance.

  The Company believes that the increasing prevalence of managed care and other risk-sharing arrangements are requiring health care providers to become more sophisticated in gathering, processing and evaluating clinical outcomes and basic financial information. In order to process the information necessary to track costs and to effectively negotiate managed care contracts, the Company believes that providers will need to develop and implement more sophisticated information systems. The Company has installed at all of its central business offices, a client server based information management system to facilitate communication and the timely reporting of periodic financial and operational data. The Company also is developing the capability to interface this system with existing practice management systems, with the intent of integrating patient data and expense/cost data. See "Development and Operations--Information Management Systems."

 Market to Payors and Managed Care

  The Company markets the services provided by its eye care networks to payors, with a focus on the managed care community. PRG believes that by providing the full spectrum of eye care services within a geographic area at a competitive price, its Practices will be positioned as attractive providers to health maintenance organizations (HMOs), insurance companies, employers, hospitals, physician hospital organizations (PHOs), and possibly other physician practice management companies. The Company believes that the cost structure and comprehensive service mix of its Practices will appeal to both managed care and non-managed care organizations.

  PRG believes that its marketing resources and comprehensive eye care networks will allow its Practices to participate in certain contractual managed care relationships in which they would not otherwise have been able to participate. The Company believes that the financial, operational and clinical data generated by PRG's information management systems should enable the Company to negotiate managed care arrangements under terms favorable to the Company and its Practices.

DEVELOPMENT AND OPERATIONS

 Acquisition Criteria

  PRG's acquisition strategy is directed at acquiring the assets of, and providing management services to, ophthalmic and optometric practices that are financially and operationally strong and either strategically complement other Practices or represent an entrance into new markets. Acquisition candidates must demonstrate potential for revenue growth or continued profitability. PRG also evaluates qualitative issues such as the medical professionals' training, licensure and experience, the medical professionals' reputations in the local and national marketplace, Medicare and Medicaid compliance, billing practices and operating history. PRG believes that a substantial number of ophthalmological and optometric practices meet these acquisition criteria. Prior to entering any market, PRG considers such factors as the local level of networking and consolidation activity, the regulatory environment, patient-provider ratios and the economic condition of the local market. PRG also considers the acquisition of ASCs, optical dispensaries and other complementary practices and services that are consistent with its objective of providing management services to eye care providers.

  PRG believes that it is an attractive acquiror relative to other alternatives available to eye care providers. Currently, physicians have several alternatives, such as affiliating with an HMO, an independent physician association, a PHO or a physician practice management company such as PRG. PRG believes that it is attractive to acquisition candidates because of its (i) governance structure, which promotes physician participation, (ii) fee structure under its service agreements (Service Agreements), which allows physicians to participate in the cost efficiencies and revenue growth realized by the Practices and (iii) transaction structure, which permits physicians to become stockholders of PRG, thus further aligning the interests of the Practices and PRG.

  PRG uses its common stock or a combination of its common stock, debt and cash to fund practice acquisitions. The consideration for each practice will vary on a case by case basis, with the major factors being historical operating results, the future prospects of the practice and the ability of such practice to complement the services offered by the other Practices. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

 Practice Management Services Provided

  PRG provides management expertise, marketing, information systems, capital resources and acquisition services to its Practices. See "--Service Agreements." As a result, PRG is involved in the daily on-site financial and administrative management of the Practices and provides various other services to the Practices from time to time, including legal, financial reporting, treasury, human resources and insurance assistance. PRG's goals in providing such services are to (i) improve the performance of the Practices in these non-medical activities, (ii) allow the physicians associated with the Practices to more fully dedicate their time and efforts toward their professional practice activities and (iii) enhance the financial return to PRG. Generally, the Practices are solely responsible for all aspects of the practice of medicine, and PRG has the primary responsibility for the business and administrative aspects of the Practices. To facilitate the execution of these separate responsibilities and the communication between the parties, PRG establishes Joint Planning Boards comprised of representatives of the Practices and PRG. The respective Joint Planning Boards are the primary vehicle through which PRG and its Practices communicate, develop long-term strategic objectives and make recommendations regarding significant capital expenditures, budgets and acquisitions.

 Network Development

  Concurrent with entering into a given market, PRG and the Practices evaluate the range of eye care services presently being provided in that market for the purpose of determining what additions and acquisitions need to be made to develop a fully comprehensive eye care product. In addition to utilizing its acquisition strategy to achieve this objective, PRG also seeks to establish networks within these markets and to develop a referral base among the Practices and, possibly, providers not with PRG. One of the vehicles PRG uses to establish these networks is the EyePA.

  The EyePA, an independent practice association and a wholly owned subsidiary of PRG, is establishing preferred provider networks that contract with various forms of managed care entities to provide quality controlled comprehensive eye care services. The EyePA offers the services of the Company's network of Practices, and eye care providers not with PRG, to HMOs, PPOs, insurers, employers, unions and other payors at a competitive price. In some cases, contracting is performed on a city-wide basis, while in other cases, contracting is more regional (or national) in scope. The EyePA therefore not only establishes and monitors relationships with various payor organizations, but also is charged with establishing relationships with eye care providers not with PRG.

 Central Business Offices

  During 1996, the Company began the development of central business offices
(CBOs) to support and manage its Practices. These CBOs principally provide administrative and accounting activities to multiple practices within a geographic region. The long-term objective of the Company is to develop its CBOs to provide a full range of services to its Practices, including billing and collection, claims processing, managed care contracting and inventory and facilities management. Currently, the Company is creating CBOs in Bakersfield, California; Las Vegas, Nevada; Houston, Texas; Dallas, Texas; Memphis, Tennessee; Atlanta, Georgia and Orlando, Florida and is considering development of CBOs in Cincinnati, Ohio; Colton, California and Phoenix, Arizona during 1997.

 Information Management Systems

  The emergence of managed care has increased the need for specific and extensive information collection, analysis and management throughout the entire health care industry so that providers can better demonstrate outcomes and quantify the revenues and expenses associated with managed care contracting. Thus, information management systems in the health care industry are moving beyond traditional systems that focused primarily on billing, insurance, accounting and basic financial management, and are moving towards computerized cost management, medical charting, quality measurements and clinical outcomes analysis, with a particular emphasis on evaluating the risks and profitability of managed care contracts.

  PRG has installed a client server based, information management system designed (i) to enable the Company to compare financial performance of the Practices and to track and control costs (ii) to facilitate the accounting, financial and operational reporting process between the Practices, CBOs and corporate and (iii) to enhance communication between the Practices, CBOs and corporate. PRG also is developing the capability to interface this system with existing practice management systems at the Practices. This will enable PRG to consolidate billing and patient data with cost and expense data, which will provide the Company with additional critical information that the Company believes it can use to beneficially structure the managed care relationships it arranges for the Practices. In addition, PRG analyzes the capabilities of the existing practice management systems within the Practices and determines the extent to which such systems can be successfully applied to PRG and throughout the Practices and what, if any, additional hardware and software investments might be necessary to facilitate the improvement of Company-wide practice management systems.

 Governance and Quality Assurance

  PRG provides the Practices with assistance in strengthening their performance in the medical quality area. One of the primary means by which PRG provides this assistance is through PRG's various Physician Medical Advisory Boards, which, among other things, have been formed to identify and communicate the best practices and protocols in various aspects of the medical arena. PRG's governance structure also promotes physician participation through representation on PRG's board of directors.


THE PRACTICES

  In the aggregate, PRG's Practices provide primary, secondary and tertiary eye care. Primary eye care involves diagnosing and treating routine vision impairments through non-surgical correction. Patients requiring routine eye examinations can be treated by optometrists or ophthalmologists. PRG seeks to enable ophthalmologists associated with the Practices to concentrate on providing secondary and tertiary care. Secondary eye care involves the diagnosis and treatment of eye diseases and disorders through medical regimens, laser and/or routine surgical intervention. Secondary eye care includes the treatment of cataracts, glaucoma, simple corneal problems, and various refractive surgical procedures such as Radial Keratotomy (RK), Automated Lamellar Keratoplasty (ALK) and Photo Refractive Keratotomy (PRK). Secondary eye care is provided by ophthalmologists. Tertiary eye care involves medical and surgical treatment for vitreoretinal disease, severe glaucoma and corneal diseases and is provided by ophthalmologists who often have subspecialty training in these areas. A number of the Practices provide refractive surgical services.

  As of March 21, 1997, PRG provided management services to 151 practices with 414 ophthalmologists and 223 optometrists at 387 locations in 25 states, owned or operated 45 ASCs and 176 optical dispensaries and owned or leased 24 excimer lasers. The following table sets forth the markets in which the Company operates.


                    NUMBER
                      OF                                            EXCIMER    OPTICAL
STATE/LOCATION      OFFICES  OPHTHALMOLOGISTS  OPTOMETRISTS  ASC'S  LASERS   DISPENSARIES
--------------      -------  ----------------  ------------  -----  -------  ------------
ALABAMA
 Dothan                  14                11             0      1        0             0
ARIZONA
 Phoenix                 17                 6            15      6        1             4
ARKANSAS                  7                 4             4      0        0             4
CALIFORNIA
 Northern                 7                 7             3      3        1             2
 Southern                29                49            21      6        5            11
FLORIDA
 Miami                   13                20            12      2        0             2
 Orlando                 20                24             4      1        0             8
 Tampa                   17                35             3      1        1             7
IOWA
 Clinton                  4                 1             0      1        0             3
ILLINOIS
 Chicago                 13                10             6      0        1             7
 Other                   12                 8             6      1        2             3
KANSAS
 Topeka                   1                 2             0      1        0             1
KENTUCKY                  6                 2             8      0        0             5
LOUISIANA
 Baton Rouge              8                 5             2      1        0             6
 New Orleans              6                 6             3      1        1             1
 Other                    5                 4             4      1        0             3
MASSACHUSETTS
 Plymouth                 1                 2             1      1        0             1
MISSISSIPPI              27                14            14      1        0            20
MISSOURI
 St. Louis                6                 6             5      0        0             9
NEVADA
 Las Vegas               14                27             0      3        2             4
 Reno                     2                 2             1      0        0             1
NEW JERSEY                2                 3             0      1        0             2
NEW YORK                  8                14            10      0        1             8
NORTH CAROLINA            2                 1             2      0        0             1
OHIO
 Cincinnati               9                19            11      2        2             1
 Northern                12                 9            18      0        1             6
OKLAHOMA                  3                 3             4      0        0             1
OREGON                    1                 1             1      0        0             0
PENNSYLVANIA
 Washington               2                 2             0      1        0             1
SOUTH CAROLINA
 Myrtle Beach             1                 2             0      0        0             1
TENNESSEE
 Jackson                  7                 9             4      2        0             4
 Memphis                 19                16            12      1        0            11
 Nashville               11                 8            19      1        0             9
TEXAS
 Austin                  12                10             8      1        0             8
 Dallas                  18                16             1      1        1             3
 Houston                 34                49            16      3        4            13
 San Antonio             15                 6             5      1        0             5
WASHINGTON
 Vancouver                2                 1             0      0        1             0
                        ---               ---           ---     --       --           ---
 Total                  387               414           223     45       24           176
                        ===               ===           ===     ==       ==           ===


SERVICE AGREEMENTS

  PRG is a party to Service Agreements with its Practices, under which PRG generally is the exclusive manager and administrator of non-physician services relating to the operation of such Practices. The following summary briefly describes the terms generally contained in the Company's Service Agreements with the Practices. The actual terms of the various Service Agreements vary from the description below, on a case by case basis, depending on negotiations with the individual Practice and the requirements of local regulations.

  The service fees (Service Fees) payable to PRG by the Practices under the Service Agreements vary based on the fair market value, as determined in arms-length negotiations, for the nature and amount of services provided. Such fees are payable monthly and consist of various combinations of the following: (i) percentages of the revenues of the Practices, or percentages of the earnings of the Practices or net income after payment by the Practices of physician compensation, (ii) all revenues, or a substantial portion of revenues, relating to facility and other non-physician fees with respect to certain assets owned by PRG, (iii) operating and non-operating expenses of the Practices paid by PRG pursuant to the Service Agreements and (iv) certain negotiated performance and other adjustments. With respect to several of the Practices, the Service Fees are based on flat rates, some of which are subject to renegotiation on an annual basis or transition, over time, to a variable fee. In certain states in which the corporate practice of medicine is permitted, PRG contracts with the Practices for the provision of medical services by the Practice on behalf of PRG and PRG pays such Practices for the services provided. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Overview" and Note 3 of Notes to Consolidated Financial Statements of the Company.

  Pursuant to the Service Agreements, PRG generally (i) acts as the exclusive manager and administrator of non-physician services relating to the operation of the Practices, subject to matters reserved for the Practices Joint Planning Board, (ii) bills patients, insurance companies and other third-party payors and collects on behalf of the Practices the fees for professional medical services and other services and products rendered or sold by the Practices, (iii) provides, as necessary, clerical, accounting, purchasing, payroll, legal, bookkeeping and computer services and personnel, information management, preparation of certain tax returns, printing, postage and duplication services and medical transcribing services, (iv) supervises and maintains custody of substantially all files and records, (v) provides facilities for the Practices,
(vi) orders and purchases inventory and supplies as reasonably requested by the Practices, (vii) provides working capital financing and makes capital expenditures for the Practices and (viii) implements, in consultation with the Joint Planning Board and/or the Practice, national and local public relations or advertising programs. In addition, pursuant to all Service Agreements, except those to which PRG became a party as a result of the EquiMed Acquisition, PRG
(i) prepares, in most cases in consultation with the Joint Planning Board and the Practices, all annual and capital operating budgets, (ii) provides financial and business assistance on the negotiation, establishment, supervision and maintenance of contracts and relationships with managed care and other similar providers and payors and (iii) contracts with various forms of managed care entities and payor organizations on behalf of the Practices.

  Generally, under the Service Agreements, the respective Practices retain the responsibility for, among other things, (i) hiring and compensating physician employees and other medical professionals, (ii) ensuring that physicians have the required licenses, credentials, approvals and other certifications needed to perform their duties and (iii) complying with certain federal and state laws and regulations applicable to the practice of medicine.

  The Service Agreements are, generally, for initial terms of 40 years, with automatic extensions (unless specified notice is given) ranging from one year to 40 years. Generally, the Service Agreements may be terminated by PRG if the Practice (i) files a petition in bankruptcy or other similar events occur or
(ii) defaults on the performance of a material duty or obligation, which default continues for a specified term after notice. In addition, all Service Agreements, except those to which PRG became a party as a result of the EquiMed Acquisition and certain of those to which PRG became a party upon the consummation of the AOI Acquisition provide that the Practices may terminate the agreement if PRG (i) files a petition in bankruptcy or other similar events occur or (ii) defaults on the performance of a material duty or obligation, which default continues for a specified term after notice.

  During the term of certain of the Service Agreements, the Practice and, in certain instances, each physician owner of the Practice, agrees not to compete with PRG and certain other practices for which PRG provides management services within a specified geographic area. The Service Agreements to which PRG became a party as a result of the EquiMed Acquisition do not contain such provisions; however, the employment agreements with the physician employees employed by such practices contain similar provisions.

  With regard to the Practices and the Service Agreements to which PRG is a party pursuant to the EquiMed Acquisition, the Service Agreements provide for employment agreements (the Physician Employment Agreements) between the Practice and the physicians associated with the Practice. The Physician Employment Agreements generally provide that if such physician's employment is terminated during the initial term, generally five years, the physician will be required to pay liquidated damages.

  With regard to the Service Agreements to which PRG is a party pursuant to the 1996 acquisitions and the EyeCorp Merger, the physician owners of the related Practices are parties to the Service Agreements. Such Service Agreements contain restrictive covenants and provide for liquidated damages in the event of a breach of those restrictive covenants.

  Each Practice (or PRG on behalf of the Practice) is responsible for obtaining professional liability insurance for the employees of the Practice and PRG is responsible for obtaining general liability and property insurance for the Practice.

GOVERNMENT REGULATION AND SUPERVISION

 General

  The health care industry is highly regulated, and there can be no assurance that the regulatory environment in which PRG operates will not change significantly in the future. PRG believes its operations as described herein are in substantial compliance with applicable law. The ability of PRG to operate profitably will depend in part upon PRG, the Practices and their physicians obtaining and maintaining all necessary licenses, certificates of need and other approvals and operating in compliance with applicable health care regulations.

 Fee-Splitting; Corporate Practice of Medicine

  The laws of many states prohibit physicians from splitting fees with non-physicians and prohibit non-physician entities from practicing medicine. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. The laws in most states regarding fee splitting and the corporate practice of medicine have been subjected to limited judicial and regulatory interpretation. Although PRG believes its operations as described herein are in substantial compliance with existing applicable laws, PRG's business operations have not been the subject of judicial or regulatory interpretation. There can be no assurance that review of PRG's business by courts or regulatory authorities will not result in determinations that could adversely affect the operations of PRG or that the health care regulatory environment will not change so as to restrict PRG's existing operations or their expansion. In addition, the regulatory framework of certain jurisdictions may limit PRG's expansion into such jurisdictions if PRG is unable to modify its operational structure to conform with such regulatory framework. PRG has adjusted its Service Fee methodology in states where it was deemed necessary to comply with such laws.

 Medicare Physician Payment System

  PRG believes that regulatory trends in cost containment will continue to result in a reduction from historical levels in per-patient revenue for medical practices. The federal government has implemented, through the Medicare program, the resource-based relative value scale (RBRVS) payment methodology for physician services. This methodology went into effect in 1992 and was implemented during a transition period in annual increments through December 31, 1995. RBRVS is a fee schedule that, except for certain geographical and other adjustments, pays similarly situated physicians the same amount for the same services. The RBRVS is adjusted each year, and is subject to increases or decreases at the discretion of Congress. To date, the implementation of RBRVS has reduced payment rates for certain of the procedures historically provided by the Practices. There can be no assurance that any reduced operating margins could be offset by PRG through cost reductions, increased volume, introduction of additional procedures or otherwise.

  Rates paid by nongovernmental insurers, including those that provide Medicare supplemental insurance, are based on established physician, ASC and hospital charges, and are generally higher than Medicare payment rates. Any decrease in the relative number of patients covered by private insurance could adversely affect PRG's revenues and income.

 Medicare and Medicaid Fraud and Abuse

  Federal law prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for, or in order to induce, (i) the referral of a person, (ii) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare or Medicaid programs or (iii) the purchase, lease or order or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under Medicare or Medicaid. Pursuant to this anti-kickback law, the federal government has recently announced a policy of increased scrutiny of joint ventures and other transactions among health care providers in an effort to reduce potential fraud and abuse relating to Medicare and Medicaid costs. The applicability of these provisions to many business transactions in the health care industry has been subject to only limited judicial and regulatory interpretation. Noncompliance with the federal anti-kickback legislation can result in exclusion from Medicare and Medicaid programs and civil and criminal penalties.

  PRG believes that although it receives fees under the Service Agreements for management services, the Service Agreements do not place PRG in a position to make or influence referrals of patients for services reimbursed under Medicare or Medicaid programs to the Practices or their physicians, or to receive such referrals. Such Service Fees are intended by PRG to be consistent with fair market value in arm's-length transactions for the nature and amount of management services rendered and therefore would not constitute unlawful remuneration under anti-kickback laws and regulations. Further, PRG, with regard to the management services provided under the Service Agreements, is not a provider of services under the Medicare or Medicaid programs. For these reasons, PRG does not believe that fees payable to it would be viewed as remuneration for referring or influencing referrals of patients or services covered by such programs as prohibited by statute. If PRG is deemed to be in a position to make, influence or receive referrals from or to physicians, or PRG is deemed to be a provider under the Medicare or Medicaid programs, and if fees paid or received are not commensurate with fair market value, the operations of PRG could be subject to scrutiny under federal and state anti-kickback and anti-referral laws.

  Significant prohibitions against physician referrals have been enacted by Congress. These prohibitions, commonly known as "Stark II," amended prior physician self-referral legislation known as "Stark I" by dramatically enlarging the field of physician-owned or physician-interested entities to which the referral prohibitions apply. Stark II prohibits a physician from referring Medicare or Medicaid patients to an entity providing ''designated health services'' in which the physician has an ownership or investment interest, or with which the physician has entered into a compensation arrangement. The designated health services include prosthetic devices, which under applicable regulations and interpretations include one pair of eyeglasses or contact lenses furnished after cataract surgery and intraocular lenses provided at ASCs. The penalties for violating Stark II include a prohibition on payment by these government programs and civil penalties of as much as $15,000 for each violative referral and $100,000 for participation in a "circumvention scheme." In August 1995, the Secretary of Health and Human Services published final regulations interpreting Stark I. Although those regulations for the most part do not apply to designated health services under Stark II, they do provide an exception to the referral prohibition for clinical laboratory services furnished in an ASC. Health and Human Services officials have unofficially confirmed that the ASC exception also will be contained in Stark II regulations when they are published. To the extent that PRG or any Practice is deemed to be subject to the prohibitions contained in Stark II for services, PRG believes its activities fall within the permissible activities defined in Stark II, including, but not limited to, the provision of in-office ancillary services.

  In addition, PRG also believes that the methods it uses to acquire the assets of existing practices do not violate anti-kickback and anti-referral laws and regulations. Specifically, PRG believes the consideration paid by PRG to physicians to acquire the tangible and intangible assets associated with their practices is consistent with fair market value in arm's length transactions and is not intended to induce the referral of patients. Should this practice be deemed to constitute an arrangement designed to induce the referral of Medicare or Medicaid patients, then such could be viewed as possibly violating anti-kickback or anti-referral laws and regulations. A determination of liability under any such laws could have a material adverse effect on PRG's revenue.

  In 1996, Congress passed the Health Insurance Portability and Accountability Act which, among other things, provides increased funding for federal investigations of healthcare fraud and abuse. For 1997, the Act provides approximately $104,000,000 and $47,000,000 to be available for the Department of Health and Human Services, the Department of Justice and the Federal Bureau of Investigation to combat healthcare fraud. Such increased activity by federal agencies could increase the likelihood of an investigation of PRG or a Practice.

  The last three or four years have also seen an increase in private whistleblower actions (qui tam actions) against healthcare providers. Such private enforcement of healthcare laws, often by disgruntled employees, also could increase the potential for a healthcare investigation of PRG or a Practice.

COMPETITION

  PRG experiences competitive pressures for the acquisition of the assets of, and the provision of management services to, additional practices and the acquisition of MSOs. PRG knows of several private practice management companies focused on eye care services. Several other practice management companies, both publicly and privately held, that have established operating histories and, in some instances, greater resources than PRG are pursuing the acquisition of the assets of other general and specialty medical practices, including eye care practices, and the management of such practices. Additionally, some hospitals, clinics, health care companies, HMOs and insurance companies engage in activities similar to the activities of these other practice management companies. There can be no assurance that PRG will be able to compete effectively with such competitors for the acquisition of, or affiliation with, eye care practices, that additional competitors will not enter the market, that such competition will not make it more difficult or expensive to acquire the assets of, and provide management services to, eye care practices on terms beneficial to PRG or that competitive pressures will not otherwise adversely affect the Company.

   The Practices compete with numerous local eye care service providers. PRG believes that changes in governmental and private reimbursement policies and other factors have resulted in increased competition among providers for the provision of medical services to consumers. PRG believes that the cost, accessibility and quality of services provided are the principal factors that affect competition. There can be no assurance that the Practices will be able to compete effectively in the markets that they serve, which inability to compete could adversely affect PRG.

  Further, the Practices will compete with other providers for managed care contracts. PRG believes that trends toward managed care have resulted, and will continue to result, in increased competition for such contracts. Other practices and MSOs may have more experience than the Practices and PRG in obtaining such contracts. There can be no assurance that PRG and the Practices will be able to successfully acquire sufficient managed care contracts to compete effectively in the markets they serve, which inability to compete could adversely affect PRG.

CORPORATE LIABILITY AND INSURANCE

  The provision of medical services entails an inherent risk of professional malpractice and other similar claims. PRG does not influence or control the practice of medicine by physicians or have responsibility for compliance with certain regulatory and other requirements directly applicable to physicians and physician groups. However, as a result of the relationship between PRG and the Practices, PRG may become subject to medical malpractice actions under various theories, including agency and successor liability. There can be no assurance that claims, suits or complaints relating to services and products provided by the Practices will not be asserted against PRG in the future. PRG maintains insurance coverage that it believes is adequate both as to risks and amounts. Such insurance extends to professional liability claims that may be asserted against employees of PRG that work on site at the Practice locations. In addition, pursuant to the Service Agreements, either the Practices or PRG on behalf of the Practices are required to maintain comprehensive professional liability insurance for the employees of the Practices. The availability and cost of such insurance has been affected by various factors, many of which are beyond the control of PRG and the Practices. The cost of such insurance to PRG and the Practices may have an adverse effect on PRG's operations. Although PRG believes it will be able to negotiate and acquire malpractice insurance on behalf of the Practices at a cost below that otherwise available to them, based on the Practices' historical insurance expenditures, there can be no assurances to that effect. In addition, successful malpractice or other claims asserted against the Practices or PRG that exceed applicable policy limits could have a material adverse effect on PRG.

EMPLOYEES

  As of March 21, 1997, PRG had approximately 4,200 full-time and part-time employees, of which approximately 140 were employed at PRG's corporate and regional offices and the remainder of which were employed at the Practices. PRG believes that its relationship with its employees is good.

EXECUTIVE OFFICERS

     The following table sets forth certain information concerning each of the persons who are executive officers of PRG as of March 21, 1997.

      NAME               AGE                    POSITION
      ----               ---                    --------

 Emmett E. Moore.....   55  Chairman of the Board and Chief Executive Officer
 Richard M. Owen.....   43  President, Chief Financial Officer and Director
 Richard J. D'Amico..   38  Executive Vice President, Chief Administrative
                              Officer, General Counsel and Secretary
 Mark P. Kingston....   35  Senior Vice President and Chief Development Officer
 Daniel D. Chambers..   46  Senior Vice President - Practice Operations
 Jonathan R. Bond....   38  Senior Vice President - ASC Operations
 John N. Bingham.....   43  Vice President, Controller and Chief Accounting
                              Officer

     Executive officers' terms expire upon the first to occur of the following: the election and qualification of such officer's successor, such officer's resignation, termination of such officer's employment agreement, if any, or his or her death.

     Emmett E. Moore has served as the Chairman of the Board and Chief Executive Officer of PRG since September 17, 1995 and a director of PRG since April 20, 1995. Mr. Moore was President from September 17, 1995 to January 1, 1997. From March 1995 to April 20, 1995, he served as a consultant to PRG. From August 1983 to December 1994, Mr. Moore served in various capacities with Medical Care America, Inc. (Medical Care), a publicly traded company that was acquired in September 1994 by Columbia/HCA Healthcare Corporation and was an owner and operator of outpatient surgery centers. Medical Care also owned and managed numerous ophthalmic physician practices, dedicated eye surgery centers and optical networks as well as imaging and physical therapy businesses. Mr. Moore was responsible for Medical Care's acquisition and development activities, most recently serving as its Senior Vice President and had previously served as its Executive Vice President and Chief Financial Officer since joining Medical Care. Additionally, Mr. Moore was employed with Arthur Andersen, received his J.D., M.P.A. and B.B.S. degrees from the University of Texas, and is a C.P.A.

     Richard M. Owen has served as President of PRG since January 1, 1997 and a director and Chief Financial Officer of PRG since April 20, 1995. Mr. Owen was a Senior Vice President of PRG from January 1, 1996 and from April 20, 1995 to the date of his promotion to President. Mr. Owen served as Executive Vice President of PRG from April 20 through December 31, 1995. From September 1994 to April 20, 1995, Mr. Owen served as a consultant to PRG on financial and accounting matters. From June 1976 through August 1994, Mr. Owen held various positions in the accounting and business advisory division of Arthur Andersen where he had been a partner since 1988. Mr. Owen is a C.P.A. and graduated from Baylor University in 1976.

     Richard J. D'Amico has served as Executive Vice President and Chief Adminstrative Officer since January 1, 1997, as Senior Vice President of PRG from January 1, 1996 until January 1, 1997 and as General Counsel and Secretary of PRG since April 20, 1995. From March 1995 to April 1995, he served as a consultant to PRG. From December 1994 through March 1995, Mr. D'Amico served as President and General Counsel and from March 1993 through December 1994, Mr. D'Amico served as Vice President and General Counsel for Radiation Care, Inc., a corporation that operated radiation therapy and diagnostic imaging centers in ten states. From June 1991 through March 1993, Mr. D'Amico served as Assistant Vice President and in-house counsel for U.S. Healthcare, Inc., a company that operates HMOs in eight states. Mr. D'Amico received his J.D. from Rutgers University School of Law -- Camden in 1985 and his B.S. in electrical engineering from Villanova University in 1981.

     Mark P. Kingston has served as Senior Vice President of PRG since January 1, 1996 and as Chief Development Officer of PRG since April 20, 1995. From September 1994 to April 20, 1995, Mr. Kingston served as a consultant to PRG on practice asset acquisitions and operations. From July 1990 through September 1994, he served as a Manager for Iolab-Johnson & Johnson, Inc., a company that provides ophthalmic devices, equipment and pharmaceuticals to ophthalmologists, optometrists, and surgery facilities. Responsibilities included the development of physician consulting services, national contracting with purchasing entities and division sales management. Mr. Kingston received his M.B.A. from the University of Indianapolis in 1988 and a B.S. from Mt. Union College in 1983.

     Daniel D. Chambers has served as Senior Vice President of PRG since February 15, 1996. As Senior Vice President, Mr. Chambers oversees the operational activities of ophthalmic and optometric practices. Mr. Chambers served as Executive Director of Mann-Berkeley Eye Center, a PRG affiliate, from October 1986 until February 1996 where he oversaw planning, operations and financial management. From October 1986 until February 1996, Mr. Chambers also served as a consultant to the Executive Director of Barnet Dulaney Eye Center, a PRG affiliate. Mr. Chambers served as President of Sun Valley Acquisition Company, Inc. from September 1995 to February 1996 and has served on the Compensation Committees of both Sun Valley Acquisition Company, Inc. and Marketing Success, Inc. Mr. Chambers received his B.A. from the University of Connecticut in 1973 and received his M.B.A. from the University of Connecticut in 1975.

     Jonathan R. Bond has served as Senior Vice President of PRG since November 1995. From January 1984 until October 1995, Mr. Bond served in various capacities with Medical Care America, Inc., its predecessor Medical Care International, Inc., and Columbia/HCA Healthcare Corporation, which purchased Medical Care in September 1994. These positions included: Senior Vice President - Surgery Center Operations; Senior Vice President - Investor Relations and Administration; Vice President - Acquisitions; Vice President - Operations; and Vice President - Finance and Treasurer. From 1981 until 1983, Mr. Bond was employed with Arthur Andersen & Company. Mr. Bond received his B.B.A. in accounting from the University of Texas in 1981.

     John N. Bingham has served as Vice President, Controller and Chief Accounting Officer of PRG since April 20, 1995. From June 1994 to April 1995, Mr. Bingham was a financial consultant to various medical and biotechnology companies. Prior to that time, Mr. Bingham was the Vice President, Controller and Treasurer of Houston Biotechnology Incorporated, a publicly traded company specializing in the research and development of ophthalmic pharmaceutical products. Mr. Bingham was previously associated with other publicly traded companies as well as Arthur Andersen. Mr. Bingham is a C.P.A. and a graduate of the University of Houston at Clear Lake City.

FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

     This report contains certain forward looking statements about the business and financial condition of the Company, including various statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations." The actual results of the Company could differ materially from any forward looking statements contained therein. The following information sets forth certain factors that could cause the actual results to differ materially from those contained in the forward looking statements.

 Limited Operating History and Integration of Operations

  Prior to PRG's acquisition of the initial 10 Practices in June 1995 pursuant to the Reorganization, PRG conducted no significant operations. Since its formation, PRG has grown principally through acquisitions, a substantial portion of which have been consummated since March 1996, and is pursuing an aggressive growth strategy. If PRG is to realize the anticipated benefits of acquisitions, including the EyeCorp Merger, the EquiMed Acquisition, AOI Acquisition and the various other 1996 acquisitions and any future acquisitions, the operations of these entities must be integrated and combined effectively. The process of integrating management services, administrative organizations, facilities, management information systems and other aspects of operations, while managing a larger and geographically expanded entity, presents a significant challenge to the management of PRG. There can be no assurance that the integration process will be successful or that the anticipated benefits of its business combinations will be realized. The dedication of management resources to such integration may detract attention from the day-to-day operations of PRG. The difficulties of integration may be increased by the necessity of coordinating geographically separated organizations, integrating personnel with disparate business backgrounds and combining different corporate structures. There can be no assurance that there will not be substantial unanticipated costs associated with such activities or that there will not be other material adverse effects of these integration efforts. Such efforts could materially reduce the earnings of PRG. PRG has incurred approximately $12,000,000 in connection with the EyeCorp Merger and certain other pooling of interests transactions. These transaction costs have been recognized as an expense by the Company during 1996. These amounts include legal, accounting, financial, advisory and other costs directly attributable to negotiating and closing these transactions and do not reflect integration costs. In addition, PRG has incurred approximately $5,761,000 of costs in connection with the EquiMed Acquisition, the AOI Acquisition and the various other 1996 acquisitions that were accounted for as purchases, all of which were capitalized and will be amortized in the future. There can be no assurance that PRG will not incur additional charges in subsequent periods to reflect costs associated with these transactions.

 Acquisition Strategy and Limitation on Growth

  An integral part of PRG's business strategy is to increase its revenues, earnings and market share through the acquisition of the assets of eye care physician practice groups, management services organizations (MSOs), ASCs and related businesses and the entry into management services relationships with such groups. There can be no assurance that PRG will be able to acquire the assets of, or profitably provide management services to, additional eye care practices or successfully integrate such additional management services relationships. In addition, there can be no assurance that the assets of eye care practices acquired in the future, or the management services relationships entered into in the future, will be beneficial to the successful implementation of PRG's overall strategy, or that such assets and relationships will ultimately produce returns that justify their related investment or implementation by PRG.

  PRG's ability to expand is also dependent upon factors such as its ability to
(i) identify attractive and willing candidates for acquisition, (ii) adapt or amend PRG's structure to comply with present or future state legal requirements affecting PRG's arrangements with physician practice groups, including state prohibitions on fee-splitting, corporate practice of medicine and referrals to facilities in which physicians have a financial interest, (iii) obtain regulatory approval and certificates of need, where necessary, and comply with licensing requirements applicable to physicians and facilities operated, and services offered, by physicians and (iv) expand PRG's infrastructure and management to accommodate expansion. There can be no assurance that PRG will be able to achieve these objectives or its planned growth, that the assets of eye care practice groups will continue to be available for acquisition by PRG, or that the addition of such practice groups will be profitable.

  PRG's expansion strategy also requires substantial capital investment. Capital is needed not only for the acquisition of the assets of physician practices, but also for their effective integration, operation and expansion and for the addition of medical equipment and technology. PRG may finance future acquisitions by using shares of common stock for all or a portion of the consideration to be paid. In the event that the common stock does not maintain a sufficient valuation, or potential acquisition candidates are unwilling to accept common stock as part of the consideration for the sale of the assets of their businesses, PRG may be required to utilize more of its cash resources, if available, in order to pursue its acquisition program. If PRG does not have sufficient cash resources, its growth could be limited and its existing operations impaired, unless it is able to obtain additional capital through subsequent debt or equity financings. There can be no assurance that PRG will be able to obtain such financing or that, if available, such financing will be on terms acceptable to PRG. The Company's credit facility requires, under certain circumstances, the consent of the Company's lenders prior to the consummation of acquisitions, and there can be no assurance the Company's lenders will grant their consent each time the solicitation of such consent is required. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." As a result, there can be no assurance that PRG will be able to continue to implement its acquisition strategy successfully.

 Risks Related to Intangible Assets

  As a result of PRG's various acquisition transactions, net intangible assets of approximately $367,000,000 have been recorded on PRG's December 31, 1996 balance sheet as a result of purchase accounting. Using an amortization period ranging from seven to 40 years for intangibles, amortization expense relating to these intangibles will be approximately $11,000,000 per year. Purchases of practices that result in the recognition of additional intangible assets would cause amortization expense to further increase. A substantial portion of the amortization generated by these intangible assets is not deductible for tax purposes.

  As practice asset acquisitions are made, PRG evaluates each acquisition considering the practice's market position, reputation, profitability, and geographical penetration, its position in the PRG provider network, the collective experience of its executives and employees, its relationships with its customers and physicians, the relationships between its physicians and their patients and the specific service agreements entered into with the Practices. All of these factors contribute to the purchase price paid for the acquisition and to the intangible created in the purchase transaction. Generally, PRG management believes that these intangibles will have a life of indefinite length.

  At the time of or following each acquisition, PRG evaluates each acquisition and establishes an appropriate amortization period based on the underlying facts and circumstances. Subsequent to such initial evaluation, PRG periodically reevaluates such facts and circumstances to determine if the related intangible asset continues to be realizable and if the amortization period continues to be appropriate. As the underlying facts and circumstances subsequent to the date of acquisition can change, there can be no assurance that the value of such intangible assets will be realized by PRG. Although at December 31, 1996, the net unamortized balance of intangible assets acquired was not considered to be impaired, any future determination that a significant impairment has occurred would require the write-off of the impaired portion of unamortized intangible assets, which could have a material adverse effect on the Company's results of operations.

 Government Regulation

  Various state and federal laws regulate the relationships between providers of health care services, physicians and other clinicians. See "Business--Government Regulation and Supervision."

  These laws include the fraud and abuse provisions of the Social Security Act, which include the "anti-kickback" and "anti-referral" laws. The "anti-kickback" laws prohibit the offering, payment, solicitation or receipt of any direct or indirect remuneration for the referral of Medicare or Medicaid patients or for the ordering or providing of Medicare or Medicaid covered services, items or equipment. The "anti-referral" laws impose restrictions on physicians' referrals for designated health services to entities with which they have financial relationships. Violations of these laws may result in substantial civil or criminal penalties for individuals or entities, including large civil monetary penalties and exclusion from participation in the Medicare and Medicaid programs. Such exclusion, if applied to the Practices, could result in significant loss of reimbursement. A determination of liability under any such laws could have a material adverse effect on the Company's operations.

  Several states, including states in which some Practices are located, have adopted laws similar to the "anti-kickback" and "anti-referral" laws that cover patients in private programs as well as government programs. The laws of many states also prohibit physicians from splitting fees with non-physicians and prohibit non-physician entities from practicing medicine. These laws vary from state to state and are enforced by the courts and by regulatory authorities with material discretion. A determination of liability under any such laws could have a material adverse effect on PRG.

  Although PRG believes that its operations are in substantial compliance with existing applicable laws, PRG's business operations have not been the subject of judicial or regulatory interpretation. There can be no assurance that review of PRG's business by courts or regulatory authorities will not result in determinations that could adversely affect the operations of PRG or that the health care regulatory environment will not change so as to restrict PRG's existing operations or their expansion. In addition, the regulatory framework of certain jurisdictions may limit PRG's expansion into, or ability to continue operations within, such jurisdictions if PRG is unable to modify its operational structure to conform with such regulatory framework. Any limitation on PRG's ability to expand could have a material adverse effect on the Company's operations.

  In addition to extensive existing government health care regulation, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of health care services. PRG believes that such initiatives will continue during the foreseeable future. Aspects of certain of these reforms as proposed in the past, such as further reductions in Medicare and Medicaid payments and additional prohibitions on physician ownership, directly or indirectly, of facilities to which they refer patients, if adopted, could adversely affect PRG.

 Reimbursement; Trends and Cost Containment

  PRG's revenues are derived principally from service fees paid to PRG by the Practices. Since the amount of service fees payable to the Company is generally determined with reference to the revenues or earnings of the Practices, any reduction in the revenues of Practices could adversely affect the Company. A substantial portion of the revenues of the Practices are derived from government sponsored health care programs (principally, the Medicare and Medicaid programs) or private third party payors. The health care industry is experiencing a trend toward cost containment as government and private third-party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with service providers. PRG believes that these trends will continue to result in a reduction from historical levels in per-patient revenue for such medical practices. Further reductions in payments to physicians or other changes in reimbursement for health care services would have an adverse effect on PRG's operations unless PRG is otherwise able to offset such payment reductions.

  Rates paid by private third-party payors are based on established physician, ASC and hospital charges and are generally higher than Medicare reimbursement rates. Any decrease in the relative number of patients covered by private insurance could have a material adverse effect on PRG's results of operations.

  The federal government has implemented, through the Medicare program, the RBRVS payment methodology for physician services. This methodology went into effect in 1992 and was implemented during a transition period in annual increments through December 31, 1995. RBRVS is a fee schedule that, except for certain geographical and other adjustments, pays similarly situated physicians the same amount for the same services. The RBRVS is adjusted each year, and is subject to increases or decreases at the discretion of Congress. To date, the implementation of RBRVS has reduced payment rates for certain of the procedures historically provided by the Practices. RBRVS-type of payment systems have also been adopted by certain private third-party payors and may become a predominant payment methodology. Wider-spread implementation of such programs would reduce payments by private third-party payors and could indirectly reduce PRG's operating margins to the extent that costs of providing management services related to such procedures could not be proportionately reduced.

  There can be no assurance that any or all of these reduced revenues and operating margins could be offset by PRG through cost reductions, increased volume, introduction of new procedures or otherwise. See "Business--Government Regulation and Supervision."

 Risks Associated with Managed Care Contracts

  As an increasing percentage of patients are coming under the control of managed care entities, PRG believes that its success will, in part, be dependent upon PRG's ability to negotiate, on behalf of the Practices, contracts with HMOs, employer groups and other private third-party payors pursuant to which services will be provided on a risk-sharing or capitated basis by some or all Practices. Under some of such agreements, the healthcare provider accepts a pre-determined amount per patient per month in exchange for providing all necessary covered services to the patients covered under the agreement. Such contracts pass much of the financial risk of providing care, such as over-utilization, from the payor to the provider. Such contracts, in general, result in greater predictability of revenues, but greater unpredictability of expenses. There can be no assurance that PRG will be able to negotiate, on behalf of its Practices, satisfactory arrangements on a risk-sharing or capitated basis. In addition, to the extent that patients or enrollees covered by such contracts require more frequent or extensive care than is anticipated, operating margins may be reduced, or in the worst case, the revenues derived from such contracts may be insufficient to cover the costs of the services provided. As a result, Practices may incur additional costs, which would reduce or eliminate anticipated earnings under such contracts. Any such reduction or elimination of earnings could have a material adverse affect on PRG's results of operations.

 Shares Eligible for Future Sale; Registration Rights

  As of March 21, 1997, PRG had approximately 30,100,000 shares of outstanding common stock. Of such shares, (i) approximately 9,300,000 shares were registered in connection with two underwritten public offerings (which included the sale of 1,500,000 shares by certain selling stockholders); (ii) the issuance of approximately 8,700,000 shares (excluding shares subsequently reacquired by the Company) was registered and such shares were issued in connection with acquisitions (with the resale of a portion of such shares contractually subject to the holding periods and volume limitations provided for under Rule 144 of the Securities Act (as in effect from time to time); (iii) the issuance of approximately 1,500,000 shares was not registered and such shares were issued in acquisitions or prior to PRG's IPO, but the resale of such shares has been registered (a portion of which shares has already been resold); and (iv) the issuance of approximately 10,200,000 shares was not registered and such shares were issued in connection with acquisitions or prior to PRG's IPO, and the holders of substantial portions of such shares have certain registration rights, including approximately 9,800,000 of such shares that have piggyback registration rights that entitle the holders to include such shares in the registration statement required to be filed by the Company to register under the Securities Act the resale of the convertible debentures (Debentures) and the underlying common stock and demand registration rights were exercised in March 1997.

  The Company estimates that approximately 6,900,000 of such shares will become eligible for sale under and in accordance with Rule 144, as currently in effect, promulgated under the Securities Act (subject to the volume and manner of sale restrictions of Rule 144) as early as April 29, 1997. As early as June 1997, approximately 5,000,000 shares will become eligible for sale pursuant to the terms of certain stockholders rights. In addition, in January 1997, the Company registered approximately 10,000,000 shares under the Securities Act for issuance in connection with future acquisitions.

  In general, shares whose issuance has been registered are freely tradeable without restriction except to the extent held or acquired by affiliates of PRG and shares whose issuance has not been registered may be resold publicly only in future transactions registered under the Securities Act or in compliance with an exemption from registration requirements of the Securities Act, including the exemption provided by Rule 144 thereunder. The Securities and Exchange Commission has also implemented changes to Rule 144, such that effective April 29, 1997, the holding period under Rule 144 for sales subject to volume and manner of sale restrictions will be reduced from two years to one year and the holding period for sales not subject to such restrictions will be reduced from three years to two years.

  No prediction can be made as to the effect, if any, that the sale of shares or the availability of shares for sale will have on the market price prevailing from time to time. Nevertheless, sales of substantial amounts of the common stock in the public market or the perception that such sales could occur could adversely affect prevailing market prices and the ability of PRG to raise equity capital in the future.

 Competition

  PRG experiences competitive pressures for the acquisition of the assets of, and the provision of management services to, additional practices and the acquisition of MSOs. PRG knows of several private practice management companies focused on eye care services. Several other practice management companies, both publicly and privately held, that have established operating histories and, in some instances, greater resources than PRG, are pursuing the acquisition of the assets of other general and specialty medical, including eye care practices and the management of such practices. Additionally, some hospitals, clinics, health care companies, HMOs and insurance companies engage in activities similar to the activities of these other practice management companies. There can be no assurance that PRG will be able to compete effectively with such competitors for the acquisition of, or affiliation with, eye care practices, that additional competitors will not enter the market, that such competition will not make it more difficult or expensive to acquire the assets of, and provide management services to, eye care practices on terms beneficial to PRG or that competitive pressures will not otherwise adversely affect the Company.

   The Practices compete with numerous local eye care service providers. PRG believes that changes in governmental and private reimbursement policies and other factors have resulted in increased competition among providers for the provision of medical services to consumers. There can be no assurance that the Practices will be able to compete effectively in the markets that they serve. PRG believes that the cost, accessibility and quality of services provided are the principal factors that affect competition. There can be no assurance that the Practices will be able to compete effectively in the markets that they serve, which inability to compete could adversely affect PRG.

  Further, the Practices will compete with other providers for managed care contracts. PRG believes that trends toward managed care have resulted, and will continue to result, in increased competition for such contracts. Other practices and MSOs may have more experience than the Practices and PRG in obtaining such contracts. There can be no assurance that PRG and the Practices will be able to successfully acquire sufficient managed care contracts to compete effectively in the markets they serve, which inability to compete could adversely affect PRG.

 Potential Liability and Insurance; Legal Proceedings

  The provision of medical services entails an inherent risk of professional malpractice and other similar claims. Generally, PRG only provides facilities and administrative services in connection with the provision of its management services to the Practices; however, in states where the Company is permitted under applicable regulations, PRG directly contracts with physicians and optometrists for the provision of professional services. In all cases, PRG does not control or direct the practice of medicine by physicians and does not assume responsibility for compliance with certain regulatory and other requirements directly applicable to physicians and physician groups. There can be no assurance that claims, suits or complaints relating to services and products provided by Practices will not be asserted against PRG in the future. Additionally, PRG owns and operates ASCs. A significant source of potential liability would be claims of negligence on the part of health care professionals under direct contract with the Company to provide professional services or employed by the Practices or in connection with surgeries performed at the Company's ASCs and would be based on the Company's relationship with the Practices or ASCs. The Company could also be held liable for negligence regardless of the relationship between the Company and the Practices if the Company were deemed negligent in selecting or retaining health care professionals or otherwise in performing its management services or operating ASCs.

  PRG maintains insurance coverage that it believes is adequate both as to risks and amounts. Such insurance extends to professional liability claims that may be asserted against PRG directly or against employees of PRG that work on site at the Practice locations. In addition, pursuant to the Service Agreements, the Practices (or PRG on behalf of the Practices) are required to maintain professional liability insurance. Nevertheless, there can be no assurance that successful malpractice or other claims will not be asserted against the Practices or PRG that exceed applicable policy limits, which could have a material adverse effect on PRG.

  PRG, in connection with the acquisition of the assets of certain of the Practices, typically succeeds to some or all of the liabilities of the Practices. Therefore, claims may be asserted against PRG for events that occurred prior to the acquisition of the assets of certain of the Practices. PRG maintains insurance coverage related to those risks that it believes is adequate both as to risks and amounts, although no assurance can be provided that any successful claims will not exceed applicable policy limits.

  The availability and cost of professional liability insurance has been affected by various factors, many of which are beyond the control of PRG and the Practices. There can be no assurance that liability insurance will be available to PRG in the future at acceptable costs or that the future cost of such insurance to PRG and the Practices will not have an adverse effect on PRG's operations. See "Business--Corporate Liability and Insurance."

  During 1996, the Company acquired a Practice that is a party to litigation regarding alleged infringement of three patents related to a refractive surgical procedure. The Practice believes that its procedure does not infringe the patented procedure and has not made any royalty payments related to its performed procedures. The Company has incurred $353,000 of legal expenses related to this litigation and expects to incur additional costs in 1997. Management of the Company believes that the outcome of this litigation will not have a material impact on its financial condition or results of operations.

 Anti-Takeover Considerations

  Certain provisions of the Company's Restated Certificate of Incorporation, the Company's Bylaws and Delaware law could discourage potential acquisition proposals, delay or prevent a change in control of the Company and, consequently, limit the price that investors might be willing to pay in the future for shares of the common stock. These provisions include a classified Board of Directors, the inability to remove directors except for cause and the ability to issue, without further stockholder approval, shares of preferred stock with rights and privileges senior to the common stock. In addition, in April 1996 the Company adopted a stockholder rights plan, which can have a significant anti-takeover effect. The Company also is subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits a Delaware corporation from engaging in any of a broad range of business combinations with an ''interested stockholder'' for a period of three years following the date that such stockholder became an interested stockholder. The Company's principal credit facilities require the Company to obtain the consent of the lender following a change in PRG's senior management personnel, and a "Change of Control" constitutes an event of default under the credit facilities. In the event of a Change in Control, each holder of the Debentures will have the right, at the holder's option, to require the Company to repurchase all or a portion of such holder's Debentures at a purchase price equal to 100% of the principal amount thereof plus accrued interest to the repurchase date. These provisions of the Company's credit facilities and the Debentures could serve to impede or prevent a change of control or have a depressive effect on the price of the common stock. See "Management's
Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

 Leverage

  The Company's indebtedness is significant in relation to its stockholders' equity. Long-term debt accounted for approximately 32% of the Company's total capitalization.

Possible Volatility of Stock Price

  The market price of the common stock could be subject to significant fluctuations in response to various factors and events, including variations in the Company's earnings results, changes in earnings estimates by securities analysts, publicity regarding the Company, its competitors, the physician practice management industry or the health care industry generally, new statutes or regulations or changes in the interpretation of existing statutes or regulations affecting the health care industry in general or the physician practice management industry specifically, changes in the reimbursement practices or policies of third party payors, sales of substantial amounts of common stock in the public market or the perception that such sales could occur and other factors. In addition, in recent years, the stock market and, in particular, the physician practice management segment and the health care industry, has experienced broad price and volume fluctuations that often have been unrelated to the operating performance of particular companies. These market fluctuations also may adversely affect the market price of the shares of common stock. See "Market Information."

ITEM 2.   PROPERTIES

  In addition to its various practice facilities, PRG operates and leases corporate offices in Dallas, Texas; Houston, Texas and Memphis, Tennessee. Its corporate headquarters were relocated to Dallas in January 1996. All legal, administrative, financial, accounting, information systems, and certain operational activities are performed in Dallas. The Houston and Memphis offices function as regional operational and development offices for the West and East regions, respectively. As a result of the EquiMed Acquisition and the AOI Acquisition, the Company also operates and leases regional operational and development offices in Atlanta, Georgia and Orlando, Florida.

ITEM 3.  LEGAL PROCEEDINGS

  PRG is not a party to any claims, suits or complaints relating to services and products provided by PRG or the Practices that PRG expects to have a material adverse effect on its business or operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANTS EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

  The common stock was initially offered to the public on June 23, 1995 at a price of $13.00 per share and is listed on the New York Stock Exchange (NYSE) under the symbol "PRG." The following table sets forth the high and low sales prices by quarter as reported by the NYSE.

                                            HIGH      LOW
                                            ----      ---
    Fiscal year ended December 31, 1995
      2nd Quarter (from June 23, 1995)    $14 3/8  $13 1/8
      3rd Quarter                          24 1/8   12 1/4
      4th Quarter                          24       17 3/4
    Fiscal year ended December 31, 1996
      1st Quarter                          28 3/4   16 1/4
      2nd Quarter                          34 3/8   26 3/4
      3rd Quarter                          33 1/8   19 3/4
      4th Quarter                          27 1/8   18 3/8
    Fiscal year ended December 31, 1997
      1st  Quarter (through March 21,
       1997)                               18 1/8   10 3/8

  On March 21, 1997, the last sale price for the common stock as reported by the NYSE was $11.13 per share. On March 21, 1997, there were 541 registered holders of common stock.


DIVIDEND POLICY

  PRG has not paid any cash dividends since its inception and does not intend to pay cash dividends in the foreseeable future. Any payments of such dividends in the future will depend upon the earnings and financial position of PRG, its capital needs and such other factors as the Board of Directors may deem appropriate.


ITEM 6.  SELECTED FINANCIAL DATA

  PRG was incorporated in 1993, but did not conduct any significant operations prior to the IPO in June of 1995. The PRG Historical financial data for the years ended December 31, 1994, 1995 and 1996 presented below reflects actual results of operations and financial position of PRG (including the acquisitions accounted for as poolings of interests) and has been derived from and should be read in connection with the PRG consolidated financial statements and notes thereto included elsewhere herein.

                                                  PRG HISTORICAL
                                  ---------------------------------------------
                                             YEAR ENDED DECEMBER 31,
                                  ---------------------------------------------
STATEMENT OF OPERATIONS              1994               1995            1996
 DATA:                            ---------           -------          --------
Revenues                             $57,173          $89,967          $248,293
                                     -------          -------          --------
Costs and expenses:
 Salaries, wages and
  benefits                            31,627           50,061           115,200
 Pharmaceuticals and
  supplies                             6,793            9,487            30,919
 General and administrative           10,951           22,478            62,353
 Depreciation and
  amortization                         2,361            3,498            11,192
 Interest expense, net                 1,411            1,516             1,304
 Executive resignation
  expenses                                --            1,117                --
 Patent litigation defense
  costs                                   --               --               353
 Merger transaction
  expenses                                --               --            12,030
 Minority interest                        --               --                --
                                     -------          -------          --------
    Total costs and expenses          53,143           88,157           233,351
                                     =======          =======          ========
Income before income taxes
 and extraordinary item                4,030            1,810            14,942
Provision for income taxes             1,162              501             7,770
                                     -------          -------          --------
Income before
 extraordinary item                    2,868            1,309             7,172
Extraordinary item                        --             (119)               --
                                     -------          -------          --------
Net income                           $ 2,868          $ 1,190          $  7,172
                                     =======          =======          ========
Income per share:
 Income before
  extraordinary item                   $0.37            $0.10             $0.28
 Extraordinary item                       --            (0.01)               --
                                     -------            -----             -----
 Net income                            $0.37            $0.09             $0.28
                                     =======            =====            ======
Number of shares used in
 net income per share
 calculation                           7,833           12,723            25,365
                                     =======         ========          ========

                                                         AS OF DECEMBER 31
                                                     ---------------------------
BALANCE SHEET DATA:                                    1995              1996
                                                       ----              ----

Working capital.................................     $ 25,134          $103,559
Total assets....................................      138,780           581,534
Long-term debt, net of current portion..........       32,788           148,988
Stockholders' equity............................       68,595           310,673

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the Financial Statements and related notes contained elsewhere herein.

OVERVIEW

  PRG was incorporated in 1993 but conducted no significant operations until the IPO and Reorganization in June 1995. The Company provides management, marketing, information systems, capital resources and other services to its Practices in accordance with its Service Agreements. In fulfilling its obligations under the Service Agreements, the Company pays the operating costs and expenses on behalf of the Practices. As a result, the operating costs and expenses previously incurred by the Practices are reflected in the operating expenses of PRG. The Company provides services, to its Practices, ASCs and optical dispensaries. In addition, the Company contracts with certain physicians for the provision of medical services to Practices which the Company controls. PRG also owns and controls certain ASCs and optical dispensaries. The revenues recorded by the Company reflect a combination of management fees earned under its Service Agreements and, in the case of its controlled Practices, ASCs and optical dispensaries, medical services related to patient charges. In addition to the operating costs and expenses discussed above, the Company is incurring personnel and administrative expenses in connection with maintaining corporate and regional offices, which provide additional management and administrative services to the Practices.

  As discussed above, PRG commenced operations in June 1995, when it began providing management services to its initial 10 Practices. No further acquisitions were completed in 1995. However, throughout the course of 1996, a significant number of acquisitions were made by the Company. Between March and August 1996, the Company merged, in pooling of interests transactions, with EyeCorp, and seven practices (the Merged Entities). As a result of these mergers, the Company's financial data has been restated to reflect the inclusion of the Merged Entities for all periods presented.

  In addition to the mergers/poolings referred to above, PRG and one of the Merged Entities made purchase acquisitions throughout 1995 and 1996. During June, 1995, PRG acquired, through the Reorganization, the initial 10 Practices. On December 28, 1995, one of the Merged Entities acquired an additional 48 practices. Between February 1996 and the end of the year, the Company acquired 45 individual Practices, the eye care division of EquiMed (22 practices), and AOI (16 practices) in purchase transactions. See "Business--Overview."

  Accordingly, for the year ended December 31, 1994, the statement of operations data included activity related to the EyeCorp practices (consisting of 2 during 1994) and the seven practices accounted for as poolings of interests. For the year ended December 31, 1995, the statement of operations data included the EyeCorp practices (consisting of 2 throughout most of 1995), the seven pooled practices and the initial 10 practices for the second half of the year. For the year ended December 31, 1996, the statement of operations data included the EyeCorp practices (including the 48 practices acquired by EyeCorp on December 28, 1995), the seven pooled practices, the initial 10 practices and the 83 additional practices acquired throughout 1996 in purchase transactions.

RESULTS OF OPERATIONS - HISTORICAL

 Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

  Revenues.   Revenues were $248,293,000 for the year ended December 31, 1996 versus $89,967,000 for the comparable period in 1995, an increase of $158,326,000 or 176%. This significant increase is primarily attributable to (i) the fact that the acquisition of the assets of the initial 10 Practices did not occur until June 28, 1995, (ii) the assets of 48 of EyeCorp's 50 eye care practices were acquired on December 28, 1995, and had no significant operating results included in the 1995 period, (iii) a significant increase (45) in the number of individual practice acquisitions made by PRG during 1996 and (iv) the acquisition of the EquiMed and AOI practices.

  Costs and Expenses. Costs and expenses were $233,351,000 for the year ended December 31, 1996 versus $88,157,000 for the comparable period in 1995. This overall increase of $145,194,000 or 166%, was primarily driven by the increase in the number of practices as discussed in the revenue section above. The components of costs and expenses are discussed below:

     Salaries, Wages and Benefits. Salaries, wages and benefits were $115,200,000 for the year ended December 31, 1996, compared to $50,061,000 for the year ended December 31, 1995, an increase of $65,139,000. The decrease as a percentage of revenues (55.6% in 1995 to 46.4% in 1996) was due to lower owner physician compensation withdrawals, as a percentage of revenues, during 1996 versus 1995 related to several large practices that were acquired under the pooling of interests method of accounting in 1996.

     Pharmaceuticals and Supplies. Pharmaceuticals and supplies expenses were $30,919,000 for the year ended December 31, 1996, compared to $9,487,000 for the year ended December 31, 1995, an increase of $21,432,000. The increase as a percentage of revenues (10.6% in 1995 to 12.5% in 1996) was due primarily to increased surgery center activity during 1996 (45 ASCs in 1996 versus six ASCs in 1995). ASCs generally use a higher level of pharmaceuticals and supplies than an eye care practice.

     General and Administrative. General and administrative expenses were $62,353,000 for the year ended December 31, 1996, compared to $22,478,000 for the year ended December 31, 1995, an increase of $39,875,000 which was attributable to the larger number of acquisitions discussed above. General and Administrative expenses as a percentage of revenues did not change significantly between the two periods.

     Depreciation and Amortization. Depreciation and amortization expenses were $11,192,000 for the year ended December 31, 1996, compared to $3,498,000 for the year ended December 31, 1995, an increase of $7,694,000. The slight increase as a percentage of revenues (3.9% in 1995 to 4.5% in 1996) was due primarily to increased amortization of intangible assets related to acquisitions that were accounted for as purchases. A greater percentage of 1996 revenues were generated by practices accounted for as purchases.

     Interest Expense, net. Interest expenses were $3,395,000 for the year ended December 31, 1996, compared to $1,752,000 for the year ended December 31, 1995, an increase of $1,643,000. The increase was primarily attributable to interest on its credit facilities and various practice debt, both of which were incurred in connection with the significant acquisition activity in 1996 and due to interest on the convertible debentures sold in December 1996. Interest income was $2,124,000 for the year ended December 31, 1996, compared to $236,000 for the year ended December 31, 1995, an increase of $1,888,000. The increase was primarily attributable to additional cash available to invest during 1996 (principally from the 1996 Public Offering which generated net proceeds of approximately $113,640,000 and excess net proceeds from the $125,000,000 convertible debentures sold in December 1996).

     Patent Litigation Defense Costs. The Company incurred approximately $353,000 of legal costs in connection with litigation involving alleged infringement of three patents related to a refractive surgical procedure. This patent litigation was brought against one of its Practices during late 1996.

     Merger Transaction Expenses. The Company incurred approximately $12,030,000 of transaction expenses during 1996 in connection with its pooling of interests with EyeCorp (50 practices) and the mergers with seven additional practices in the second and third quarter of 1996. There were no poolings in 1995.

  Provision for Income Taxes.   The 52.0% effective tax rate for the 1996 period
is substantially higher than the U.S. statutory tax rate of 35%, primarily because of the nondeductibility, for income tax purposes, of approximately $7,000,000 of the $12,030,000 merger transaction expenses as well as, to a lesser extent, the effect of state income taxes. The effective tax rate for the year ended December 31, 1995 was approximately 27.7%. This percentage was less than the U.S. statutory tax rate of 34% as a result, primarily, of the earnings from nontaxable entities with which PRG merged in pooling of interests transactions somewhat offset by state income taxes and the nondeductibility of a portion of the executive resignation expenses.

 Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

  Revenues.   Revenues were $89,967,000 for the year ended December 31, 1995 compared to $57,173,000 for the year ended December 31, 1994, an increase of $32,794,000 or 57%. The primary reason for the increase was the acquisition by PRG of the initial 10 Practices during June 1995, which contributed $26,395,000 in revenues during the remainder of the year.

  Costs and Expenses. Costs and expenses were $88,157,000 for the year ended December 31, 1995 versus $53,143,000 for the comparable period in 1994. This increase of $35,014,000 or 65.9%, was attributable to the acquisition of the initial 10 practices discussed above and the establishment of corporate offices during the second half of 1995. The components of costs and expenses are discussed below:

     Salaries, Wages and Benefits. Salaries, wages and benefits were $50,061,000 for the year ended December 31, 1995 compared to $31,627,000 for the year ended December 31, 1994, an increase of $18,434,000 or 58.3%. The dollar increase was primarily attributable to the acquisition of the initial 10 Practices and the establishment of corporate offices by PRG and EyeCorp during the second half of 1995. As a percentage of revenues, salaries, wages and benefits were relatively constant between years.

     Pharmaceutical and Supplies.   Pharmaceutical and supplies expenses were
     $9,487,000 for the year ended December 31, 1995 compared to $6,793,000 for the year ended December 31, 1994, an increase of $2,694,000, or 39.7%, resulting from the initial 10 practices. Pharmaceutical and supplies expenses were 10.5% and 11.9% of revenues for 1995 and 1994, respectively. This slight decrease, as a percent of revenue, was attributable to the higher rate of growth of medical service revenue versus surgery center revenue in 1995. Fewer pharmaceuticals and supplies are used in generating medical service revenue than in surgery center revenue.

     General and Administrative.   General and administrative expenses were
     $22,478,000 for the year ended December 31, 1995, compared to $10,951,000 for the year ended December 31, 1994, an increase of $11,527,000, or 105.3%. Approximately $6,500,000 of the increase was due to the acquisition of the initial 10 Practices and the establishment of corporate offices by PRG and EyeCorp. Approximately $3,800,000 of this increase was attributable to increased corporate costs of EyeCorp in preparing for the acquisition of 48 eye care practices on December 28, 1995. General and administrative expenses were 25.0% and 19.2% of revenue for 1995 and 1994, respectively, with the increase being attributable to the establishment of the corporate offices.

     Depreciation and Amortization.   Depreciation and amortization expenses
     were $3,498,000 for the year ended December 31, 1995, compared to $2,361,000 for the year ended December 31, 1994, an increase of $1,137,000, or 48.2%. Depreciation and amortization expenses were relatively constant at 3.9% and 4.1% of revenue for 1995 and 1994. The increase in total dollar amount was primarily attributable to the acquisition of the initial 10 Practices during 1995 and the full year impact during 1995 of acquisitions made by EyeCorp during 1994.

     Interest Expense, net.   Interest expenses did not increase significantly
     between 1994 and 1995. A slight increase in EyeCorp's interest expenses were offset by $236,000 of PRG interest income during 1995 related to investment of unused IPO proceeds. The higher EyeCorp interest expenses were the result of higher levels of indebtedness necessary to support the increased corporate costs discussed above.

     Executive Resignation Expense.   The $1,117,000 of 1995 executive
     resignation expenses were the result of payments associated with the resignation of PRG's former chief executive officer in connection with the terms of his separation agreement in September 1995.

  Provision for Income Taxes.   Total provision for income taxes in 1994 was
$1,594,000 (including pro forma effects) or 40% of income before income taxes compared to $700,000 (including pro forma effects and extraordinary items) or 43% of income before income taxes during 1995. The increase, in 1995, as a percentage of income before income taxes was attributable to a reduced tax benefit percentage recognized on EyeCorp's 1995 pre-tax loss. EyeCorp's 1995 pre-tax loss was caused primarily by significantly increased 1995 corporate costs, as discussed above.

  Extraordinary Item.   The $119,000 extraordinary item in 1995 was attributable
to a loss on early extinguishment of debt for EyeCorp, net of the related income tax effect.

LIQUIDITY AND CAPITAL RESOURCES

 Cash, Working Capital and Debt

  During 1996, the Company made significant cash expenditures and incurred significant obligations with respect to (i) the EyeCorp, EquiMed and AOI physician practice management company acquisitions, (ii) various individual practice and ASC acquisitions and related debt pay-off (see Note 1 of Notes to Consolidated Financial Statements), (iii) capital expenditures for expansion and relocation of the corporate and regional offices and information systems, (iv) final payment of certain obligations due to the physician owners of the initial 10 Practices, (v) credit facility repayments and (vi) other miscellaneous cash expenditures. To finance these cash expenditures, PRG utilized net proceeds from its initial public offering ($37,229,000), the 1996 Public Offering ($113,640,000), the convertible debt offering ($121,679,000), borrowings under its bank credit facilities and cash generated from operations during the year. Accordingly, as of December 31, 1996, cash and short-term investments on hand were $53,418,000, working capital was $103,559,000 and total long-term debt was $160,268,000 (including current portion), $125,000,000 of which is related to the convertible debentures.

  Subsequent to December 31, 1996, the Company has made additional cash expenditures for acquisitions, quarterly tax payments and debt repayments, resulting in a cash balance as of March 21, 1997 of approximately $42,000,000. The Company has also committed to loan to its Chairman approximately $2,200,000 to be used to purchase convertible preferred stock (subject to stockholder approval) and will be making debt payments of approximately $3,300,000 by April 15, 1997. Additionally, certain amounts could be paid to EquiMed should it deliver practice acquisitions that meet certain criteria.

 Credit Facilities

  During late 1995 and early 1996, PRG and EyeCorp established $55,000,000 of credit facilities with NationsBank of Tennessee, N.A. (NationsBank) that were used to fund acquisitions, capital expenditures and working capital throughout 1996. The entire amount of the facility, plus a $30,000,000 bridge loan, had been substantially utilized in late November 1996, and was repaid with certain of the proceeds from the $125,000,000 convertible debt offering in December 1996. In March 1997, PRG arranged a new $90,000,000 credit facility (the PRG Credit Facility) with a syndicate of banks led by NationsBank, to be used for acquisitions, capital expenditures, working capital and common stock repurchases. The PRG Credit Facility is secured by the stock of the subsidiaries of PRG and guaranteed by the subsidiaries of PRG. Amounts available under the PRG Credit Facility are subject to an earnings-based borrowing base calculation. Advances under the PRG Credit Facility bear interest at either LIBOR or the lender's prime rate, at PRG's option, plus in the case of a LIBOR advance, a spread between 1% and 2.125% or, in the case of a prime rate advance, up to a 1.125% spread. Under the terms of the PRG Credit Facility, NationsBank has the right to approve certain acquisitions. Additionally, the terms of the PRG Credit Facility include certain financial and operating covenants. No amounts are currently outstanding under the PRG Credit Facility.

 The Offerings

  In May 1996, PRG completed the 1996 Public Offering of 5,750,000 of common shares at $28.50 per share. In connection with the 1996 Public Offering, 4,250,000 shares were sold by the Company and 1,500,000 were sold by existing stockholders. Proceeds to the Company, net of underwriting commissions and offering costs, were approximately $113,640,000. Of this amount, approximately $38,100,000 was used to retire existing indebtedness under PRG's then existing credit facilities. A substantial portion of the remaining proceeds were used ultimately to fund the EquiMed Acquisition ($55,077,000).

  In December of 1996, PRG consummated a $125,000,000 convertible subordinated debenture offering. The Debentures are due in 2001 and bear 6% interest payable June 1 and December 1 of each year. These Debentures are convertible into common stock of the Company at $25 per share at the option of the holder and are not redeemable by the Company prior to December 6, 1999. The net proceeds of the offering were approximately $121,679,000. Of this amount, approximately $80,000,000 was used to retire indebtedness related to the existing credit facilities that had been utilized on the acquisition of AOI.

 Liquidity

   PRG management believes that its existing cash resources, cash to be generated from operations and borrowings under its currently unused $90,000,000 credit facility will be sufficient to fund ongoing operations, working capital needs, capital expenditures, and the planned acquisition program throughout the remainder of 1997. Management further believes that other equity or debt offerings could be utilized to supplement these existing resources in the event that greater than anticipated cash resources are required to consummate major acquisitions or stock repurchases. However, there can be no assurance that the Company would be able to consummate such offerings in the future.

 Inflation

  To date, inflation has not had a material effect on the combined results of operations of the Practices.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Financial Statements and Supplementary Data are included herein on pages F-1 through F-20.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF PRG

  The name, age, position and term of each executive officer of the Company is set forth under the heading Executive Officers on page 12 under Item 1 of this report. The remaining information required by this Item 10 is hereby incorporated by reference to the Company's definitive proxy statement (the Proxy Statement) for the Company's annual meeting of stockholders to be held during 1997 and to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which Proxy Statement is anticipated to be filed within 120 days after the end of the Company's fiscal year ended December 31, 1996.


ITEM 11.  EXECUTIVE COMPENSATION

  Information required by this Item 11 is hereby incorporated by reference to the Company's Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information required by this Item 12 is hereby incorporated by reference to the Company's Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information required by this Item 13 is hereby incorporated by reference to the Company's Proxy Statement.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (A)  1.  INDEX TO FINANCIAL STATEMENTS.

            The following Financial Statements are included herein:


   Report of Independent Public Accountants                               F-2

   Consolidated Balance Sheets as of December 31, 1995 and 1996           F-4

   Consolidated Statements of Operations for the three years ended
    December 31, 1996                                                     F-5

   Consolidated Statements of Changes in Stockholders' Equity for
    the three years ended December 31, 1996                               F-6

   Consolidated Statements of Cash Flows for the three years ended
     December 31, 1996                                                    F-7

   Notes to Consolidated Financial Statements                             F-8


            2.  INDEX TO FINANCIAL SCHEDULES.

            No schedules are included because of the absence of conditions under which they are required or because information is disclosed in the financial statements or notes thereto.

            3.  EXHIBITS

            The exhibits filed as a part of this report are listed under "Exhibits" at subsection (c) of this Item.

(b)       REPORTS ON FORM 8-K:

          The following reports on Form 8-K were filed on behalf of the Company during the last quarter of the period covered by this report.

                                                   INCLUDED
               DATE OF     DATE       ITEMS        FINANCIAL
      FORM     REPORT      FILED     REPORTED      STATEMENTS
      ----     -------    -------    ---------     ----------

      8-K     10/07/96    10/07/96      2,7           N/A

      8-K     10/09/96    10/16/96      2,5,7         N/A

      8-K/A   10/09/96    10/30/96      2,5,7     Financial statements of
                                                 Melbourne Eye Associates of
                                                 Brevard, Inc., and Melbourne
                                                 Eye Associates, P.A., with
                                                 related pro forma financial
                                                 statements.

      8-K/A   10/07/96    10/30/96      5,7       Financial statements of
                                                EquiVision, Inc., EquiMed,Inc.s
                                                Ophthalmology division, American
                                                Ophthalmic, Incorporated, with
                                                related pro forma financial
                                                statements.

      8-K/A    8/30/96    11/13/96      5,7       Financial
                                                statements of Frederick A.
                                                Hauber, M.D., P.A.,
                                                HealthDynamic Specialties, Inc.,
                                                Stuart J. Kaufman, M.D., P.A.
                                                and Ophthalmological
                                                Associates, Ltd.

      8-K     11/21/96    12/02/96      5,7           N/A

      8-K     12/06/96    12/16/96      5             N/A

          (C)  EXHIBITS

  Exhibit
  Number                               Description
  ------                               -----------

   2.1   --    Amended and Restated Agreement and Plan of Merger by and among
               Physicians Resource Group, Inc., PRG Acquisition Corporation and
               EyeCorp, Inc., dated December 22, 1995.(2)(8)

   2.2   --    Asset Purchase Agreement by and among EquiMed, Inc., PRG Georgia, and Physicians Resource Group, Inc. dated October 7, 1996.(8)

   2.3   --    Agreement and Plan of Merger by and among American Ophthalmic
               Incorporated, PRG Acquisition Corporation and Physician Resource
               Group, Inc. dated October 7, 1996.(12)(8)

   2.4   --    Asset Purchase Agreement by and among Sun Valley Acquisition
               Corporation, Barnet-Dulaney Eye Center, P.L.L.C., Ronald W.
               Barnet, M.D.,. David D. Dulaney, M.D., Robert B. Pinkert, O.D.
               and Scott A. Perkins, M.D. dated November 29, 1995.(2)(8)

   2.5   --    First Amendment to Asset Purchase Agreement and among Sun Valley
               Acquisition Corporation, Barnet-Dulaney Eye Center, P.L.L.C.,
               Ronald W. Barnet, M.D., David D.

               Dulaney, M.D., Robert B. Pinkert, O.D. and Scott A. Perkins, M.D. dated February 14, 1996.(3)(8)

  2.6    --    Agreement and Plan of Merger by and among Physicians Resource
               Group, Inc., Sun Valley Acquisition Corporation, SVAC Acquisition
               Corporation, Daniel D. Chamber, Michael R. Beck, John R. Hedrick and Michael Yeary dated December 6, 1995.(2)(8)

  2.7    --    Agreement and Plan of Reorganization by and among PRG Nevada
               Acquisition Corporation II, Inc., Physician Resource Group, Inc.,
               Shepard Eye Surgicenter, Ltd., John R. Shepherd, M.D. and Steven
               Hansen, M.D. dated December 6, 1995.(2)(8)

  2.8    --    Agreement and Plan of Reorganization by and among PRG Nevada
               Acquisition Corporation III, Inc., Physicians Resource Group,
               Inc., John R. Shepherd, M.D., Ltd., d/b/a/ Shepherd Eye Center,
               John R. Shepherd, M.D. and Steven Hansen, M.D. dated
               December 6, 1995.(2)(8)

  2.9    --    Asset Purchase Agreement by and among Su Valley Acquisition
               Corporation, Mann Berkeley Eye Center, P.A., Paul Michael Mann,
               M.D. and Ralph G. Berkeley, M.D. dated November 11, 1995.(2)(8)

  2.10   --    First Amendment to Asset Purchase Agreement by and among Sun
               Valley Acquisition Corporation, Mann Berkeley Eye Center, P.A.,
               Paul Michael Mann, M.D. and Ralph G. Berkeley, M.D. dated
               February 14, 1996.(3)(8)

  2.11   --    Agreement and Plan of Merger by and among Central Florida Eye
               Associates, P.A., Ronald Case, M.D., Brian Renz, M.D., Teo Kulyk,
               M.D., Jay Mulaney, M.D., PRG FL Acquisition Corporation, and
               Physicians Resource Group, Inc.(13)(8)

  2.12   --    Agreement and Plan of Merger by an among G.C.R. Investors, Ronald
               Case, M.D., Brian Renz, M.D., Jay Mulaney, M.D., PRG FL
               Partnership I, and Physicians Resource Group, Inc.(13)(8)

  2.13   --    Agreement and Plan of Merger by and among Central Florida Eye
               Associates, Partners, Ronald Case, M.D., Brian Renz, M.D., Teo
               Kulyk, M.D., Jay Mulaney, M.D., PRG FL Partnership II, and
               Physicians Resource Group, Inc.(13)(8)

  2.14   --    Agreement and Plan of Merger by and among South Texas Retina
               Affiliates, Inc., South Texas Retina Consultants, L.L.P., Charles
               H. Campbell, M.D., P.A., Charles H. Campbell, M.D., PRG TX
               Acquisition Corp. I and Physicians Resource Group, Inc.(13)(8)

  2.15   --    Agreement and Plan of Merger, dated August 13, 1996, between PRG
               Ohio III, Inc., Physicians Resource Group, Inc., Cincinnati Eye
               Institute, Inc., John S. Cohen, M.D., James D. Faulkner, M.D.,
               William J. Faulkner, M.D., Robert C. Kersten, M.D., Richard S.
               Kerstine, M.D., Robert H. Osher, M.D., Robert W. Nash, M.D.,
               Michael R. Petersen, M.D., Gary A. Varley, M.D., Linda J. Greff,
               M.D., Robert J. Cionni, M.D., Kevin T. Corcoran, O.D., and Corwin
               M. Smith, MD.(14)(8)

  2.16   --    Agreement and Plan of Reorganization, dated August 13, 1996, between PRG HEA Acq. Corp., Physicians Resource Group, Inc.,
               Houston Eye Associates, P.A., Malcom L. Mazow, M.D., Robert H.
               Stewart, M.D., Robert B. Wilkins, M.D., Jeffrey D. Lanier, M.D.,
               Michael A. Bloome, M.D., Paul C. Salmonsen, M.D., Richard L.
               Kimbrough, M.D., Jack T. Holladay, M.D., Jeffrey B. Amoult, M.D.,
               William H. Quayle, M.D., John D. Goosey, M.D., John M. Lim, M.D.,
               Kathryn H. Musgrove, M.D., Marsha F. Soechting, M.D., and Marc N.
               Longo, M.D.(14)(8)

  2.17   --    Asset Purchase Agreement, dated August 13, 1996, between PRG Ohio
               III, Inc., Physicians Resource Group, Inc. and CEI Realty
               Associates, Ltd.(14)(8)

  2.18   --    Agreement and Plan of Merger, dated August 13, 1996, between
               PRG IV Acq. Corp., Physicians Resource Group, Inc., Gregory L.
               Henderson, M.D., P.A., and Gregory L. Henderson, M.D.(14)(8)

  2.19   --    Agreement and Plan of Merger, dated August 13, 1996, between PRG
               IX Acq. Corp., Physicians Resource Group, Inc., William Reynolds,
               M.D., P.A., and William Reynolds, M.D.(14)(8)

  2.20   --    Agreement and Plan of Merger, dated August 13, 1996, between PRG
               II Acq. Corp., Physicians Resource Group, Inc., Tampa Eye Clinic,
               P.A., J. Burns Creighton, M.D., Ronald Seeley, M.D., Lewis
               Lauring, M.D., William Reynolds, M.D., David Leach, M.D., P.A., and Timothy Lorenzen, M.D., P.A.(14)(8)

  2.21   --    Agreement and Plan of Merger, dated August 13, 1996, between PRG
               XI Acq Corp., Physicians Resource Group, Inc., Timothy Lorenzen,
               M.D., P.A. and Timothy Lorenzen, M.D.(14)(8)

  2.22   --    Agreement and Plan of Merger, dated August 13, 1996, between PRG
               VII Acq. Corp., Physicians Resource Group, Inc., Ronald Seeley,
               M.D., P.A. and Ronald Seeley, M.D.(14)(8)

  2.23   --    Agreement and Plan of Merger, dated August 13, 1996, between PRG
               VI Acq. Corp., Physicians Resource Group, Inc., J. Burns
               Creighton, M.D., P.A. and J. Burn Creighton, M.D.(14)(8)

  2.24   --    Agreement and Plan of Merger, dated August 13, 1996, between PRG
               X Acq. Corp., Physicians Resource Group, Inc., David Leach, M.D.,
               P.A. and David Leach, M.D.(14)(8)

  2.25   --    Agreement and Plan of Merger, dated August 13, 1996, between PRG
               VIII Acq. Corp., Physicians Resource Group, Inc., Lewis Lauring,
               M.D., P.A. and Lewis Lauring, M.D.(14)(8)

  2.26   --    Asset Purchase Agreement, dated August 13, 1996, between PRG
               Ohio, L.P., CEI Realty Associates, Ltd., and Physicians Resource
               Group, Inc.(14)(8)

  2.27   --    Share Exchange Agreement by and among PRG Florida XII, Inc.,
               Melbourne Eye Associates of Brevard, Inc., Melbourne Eye
               Associates, P.A., William Broussard, Trustee U.T.D. March 24,
               1980, Michael F. Corcoran, M.D., Trustee U.T.D. September 26,
               1998, Andrew Zorbis, M.D., Ralph Paylor, M.D., L. Neal Freeman,
               M.D., and Kaukwok Frederick Ho, M.D., Trustee U.T.D. November 24,
               1989 and Physicians Resource Group, Inc.(15)(8)

  3.1    --    Second Restated Certificate of Incorporation of Physicians
               Resource Group, Inc.(10)

  3.2    --    Certificate of Designations, Preferences, Rights and Limitations
               of Class A Preferred Stock of Physicians Resource Group, Inc.(1)

  3.3    --    Third Amended and Restated Bylaws of Physicians Resource Group,
               Inc.(5)

  4.1    --    Form of Warrant Certificate.(1)

  4.2    --    Form of certificate evidencing ownership of common stock of
               Physicians Resource Group, Inc.(1)

  4.3    --    Rights Agreement dated as of April 19, 1996 between Physicians
               Resource Group, Inc. and Chemical Mellon Shareholder Services(9)

  10.1   --    Physicians Resource Group, Inc. Amended and Restated 1995 Stock
               Option Plan.(5)(7)

  10.2   --    Physicians Resource Group, Inc. 1995 Health Care Professionals
               Stock Option Plan.(1)

  10.3   --    Employment Agreement between Physicians Resource Group, Inc. and
               Gregory L. Solomon.(1)(7)

  10.4   --    Employment Agreement between Physicians Resource Group, Inc. and
               Emmett E. Moore.(1)(7)

  10.5   --    Employment Agreement between Physicians Resource Group, Inc. and
               Richard M. Owen.(1)(7)

  10.6   --    Form of Indemnification Agreement for certain Directors.(1)

  10.7   --    Form of Service Agreement by and between Physicians Resource
               Group, Inc., Physicians Resource Group Subsidiary, Inc. and TPZ,
               Inc. d/b/a/ Eye Care of Medina, Inc.(1)

  10.8   --    Form of Service Agreement by and between Physicians Resource
               Group, Inc., its wholly-owned subsidiary and The Eye Clinic of Texas.(1)

  10.9   --    Form of Service Agreement by and between Physicians Resource
               Group, Inc., its wholly-owned subsidiary and David M. Schneider,
               M.D., Inc.(1)

  10.10  --    Form of Service Agreement by and between Physicians Resource
               Group, Inc., its wholly-owned subsidiary and Texas Eye Institute
               Assoc.(1)

  10.11  --    Form of Service Agreement by and between Physicians Resource
               Group Subsidiary, Inc., its wholly-owned subsidiary and McDonald
               Eye Associates, P.A.(1)

  10.12  --    Form of Service Agreement by and between Physicians Resource
               Group, Inc., its wholly-owned subsidiary and Michael A. Minadeo,
               M.D., P.A.(1)

  10.13  --    Form of Service Agreement by and between Physicians Resource
               Group, Inc., its  wholly-owned subsidiary and Southern Nevada Eye
               Clinic, Inc., Kenneth C. Westfield, M.D., Ltd. and Nevada
               Institute of Ambulatory Surgery, Inc.(1)

  10.14  --    Form of Service Agreement by and between Physicians Resource
               Group, Inc., its wholly-owned subsidiary and Eye Clinic, P.C.(1)

  10.15  --    Form of Service Agreement by and between Superior Eye Care,
               Inc. and Charles D. Fritch, M.D., Inc.(1)

  10.16  --    Form of Service Agreement by and among Pacific Vision
               Services, Inc. and Loma Linda Ophthalmology Medical Group, Inc.,
               Inland Eye Institute Medical Group, Inc. and T.E.S.C., Inc.(1)

  10.17  --    First Amendment to Service Agreement by and among Physicians
               Resource Group, Inc., as successor by merger to Pacific Vision
               Services, Inc., Loma Linda Ophthalmology Medical Group, Inc.,
               Inland Eye Institute Medical Group, Inc. and T.E.S.C., Inc. dated
               August 9, 1995.(4)

  10.18  --    Subscription Agreement, dated March 31, 1995 between Notre
               Capital Ventures, Ltd. and Physicians Resource Group, Inc.(1)

  10.19  --    Form of Registration Rights Agreement.(1)

  10.20  --    Form of Registration Rights Agreement.(1)

  10.21  --    Form of Registration Rights and Stockholders Agreement.(1)

  10.22  --    Form of Registration Rights Agreement dated as of March 7, 1996, by and among Physicians Resource Group, Inc. and the former stockholders of EyeCorp, Inc.(5)

  10.23  --    Form of Option Agreement between Physicians Resource Group, James
               A. Price, M.D., Ben F. House, M.D., Bruce E. Herron, M.D. and
               Mark R. Bateman, M.D.(1)

  10.24  --    Separation and Mutual Release Agreement between Gregory Solomon and Physicians Resource Group.(6)(7)

  10.25  --    Loan Agreement dated as of January 8, 1996 between PRG and
               NationsBank of Tennessee, N.A. ("NationsBank").(2)

  10.26  --    Subordination Agreement dated as of December 28, 1995 by and among NationsBank, EyeCorp, Eyecare Resource, Inc., the EyePA,
               Inc. and PRG.(2)

  10.27  --    Reimbursement Agreement dated as of December 28, 1995 between
               EyeCorp and PRG.(2)

  10.28  --    Service Agreement dated as of February 23, 1994, by and
               between EyeCorp, Inc., the Vitreoretinal Foundation and David
               Meyer, M.D., John E. Linn, M.D., John D. Armstrong, M.D., John L.
               Elfervig, M.D. and Thomas A. Browning, M.D.(5)(8)

  10.29  --    Amendment to Service Agreement, dated March 8, 1996, by and between the Vitreoretinal Foundation, David Meyer, M.D., John E.
               Linn, M.D., John D. Armstrong, M.D., John L. Elfervig, M.D. and
               Thomas A. Browning, M.D. and EyeCorp, Inc.(5)

  10.30  --    Second Amendment to Service Agreement dated as of February 23,
               1994, by and between EyeCorp, Inc., the Vitreoretinal Foundation and David Meyer, M.D., John E. Linn, M.D., John D. Armstrong,
               M.D., John L. Elfervig, M.D. and Thomas A. Browning, M.D.(5)

  10.31  --    Loan and Security Agreement dated as of December 28, 1995
               among EyeCorp, Inc., EyeCare Resource, Inc. The EyePA, Inc. and
               NationsBank of Tennessee, N.A.(5)

  10.32  --    Form of Indenture, dated as of December 11, 1996, between
               Physicians Resource Group, Inc. and U.S. Trust Company of New
               York, N.A.(10)

  10.33  --    Form of Registration Rights Agreement, dated as of December 6,
               1996, between Physicians Resource Group, Inc., and Smith Barney,
               Inc., Alex Brown & Sons Incorporated, Soloman Brothers, Dillon
               Reed & Co., Inc. and Volpe Welty & Company.(10)

  10.34  --    Form of Purchase Agreement dated as of December 6, 1996.(10)

  10.35  --    Loan Agreement for $90,000,000 Revolving Credit Loan dated March
               14, 1997, between Physician Resource Group, Inc. and NationsBank of Tennessee, N.A. Agent the Banks Signatory Hereto.(16)

  10.36  --    Physicians Resource Group, Inc. Employee Stock Purchase Plan(11)

  10.37  --    Employment Agreement between Physicians Resource Group, Inc. and
               Mark Kingston(7)

  10.38  --    Employment Agreement between Physicians Resource Group, Inc. and
               Richard D'Amico(7)

  10.39  --    Employment Agreement between Physicians Resource Group, Inc. and
               Jonathan Bond(7)

  10.40  --    Employment Agreement between Physicians Resource Group, Inc. and
               Daniel Chambers(7)

  21.1   --    Subsidiaries(5)

  23.1   --    Consent of Arthur Andersen LLP.(16)

  23.2   --    Consent of Coopers & Lybrand(16)

  24.1   --    Power of Attorney (contained on the signature page of this report).

  27.0   --    Financial Data Schedule.

-------------
(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-91440) and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-00230) and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated February 14, 1996 and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ending June 30, 1995, and incorporated herein by reference.
(5) Previously filed as an exhibit to the Companys annual report on Form 10-K for the year ending December 31, 1995, and incorporated herein by reference.
(6) Previously filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ending September 30, 1995, and incorporated by reference.
(7) Management contract or compensatory plan or arrangement, which is being identified as such pursuant to Item 14(a)3 of Form 10-K.
(8) Schedules and similar attachments to this Exhibit have not been filed herewith, but the nature of their contents is described in the body of this Exhibit. The Company agrees to furnish a copy of any such omitted schedules and attachments to the Commission upon request.
(9) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (no.333-3852) and incorporated herein by reference.
(10) Previously filed as an exhibit to the Companys Registration Statement on Form S-4 (333-19185) and incorporated herein by reference.
(11) Previously filed as an exhibit to the Companys Registration Statement on Form S-8 (No. 333-15547) and incorporated herein by reference.
(12) Previously filed as an exhibit to the Companys Current Report on Form 8-K dated October 7, 1996 and incorporated herein by reference.
(13) Previously filed as an exhibit to the Companys Current Report on Form 8-K dated June 30, 1996, and incorporated herein by reference.
(14) Previously filed as an amendment to the Companys Current Report on Form 8-K dated August 30, 1996, and incorporated herein by reference.
(15) Previously filed as an amendment to the Companys Current Report on Form 8-K dated October 19, 1996, and incorporated herein by reference.
(16) Filed herewith

                                  SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PHYSICIANS RESOURCE GROUP, INC.


March 31, 1997
                                       By:  /s/ Richard J. D'Amico
                                           ___________________________________
                                           Richard J. D'Amico
                                           Executive Vice President,
                                           Chief Administrative Officer,
                                           General Counsel and Secretary

                         INDEX TO FINANCIAL STATEMENTS


                                                                PAGE
                                                                ----
PHYSICIANS RESOURCE GROUP, INC.:

  Report of Independent Public Accountants                        F-2


  Consolidated Balance Sheets as of December 31, 1995 and 1996    F-4

  Consolidated Statements of Operations  for the three
   years ended December 31, 1996                                  F-5

  Consolidated Statements of Changes in Stockholders'
   Equity for the three years ended December 31, 1996             F-6

  Consolidated Statements of Cash Flows for the three
   years ended December 31, 1996                                  F-7

  Notes to Consolidated Financial Statements                      F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Physicians Resource Group, Inc.:

  We have audited the accompanying consolidated balance sheets of Physicians Resource Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We did not audit the financial statements of EyeCorp, Inc., a company acquired during 1996 in a transaction accounted for as a pooling of interests, as discussed in Note 1. Such statements are included in the consolidated financial statements of Physicians Resource Group, Inc., and reflect total assets and total revenues of 55 percent and 25 percent, respectively, in 1995, and 34 percent of total revenues in 1994, of the related consolidated totals. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for EyeCorp, Inc., is based solely upon the report of the other auditors.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

  In our opinion, based upon our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Physicians Resource Group, Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                              ARTHUR ANDERSEN LLP

Dallas, Texas
March 24, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
EyeCorp, Inc.

          We have audited the balance sheets of EyeCorp, Inc. (described in Note 1) as of December 31, 1995 and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, all material respects, the financial position of EyeCorp, Inc. as of December 31, 1995 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.


                                              COOPERS & LYBRAND, L.L.P.


Memphis, Tennessee
April 5, 1996

                PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           (000'S, EXCEPT SHARE DATA)


                                              DECEMBER 31,
                                           -------------------
                                             1995       1996
                                           --------  ---------
               ASSETS
CURRENT ASSETS:
  Cash and cash equivalents, including
   restricted cash of $4,100 for 1996      $ 18,183   $ 53,418
  Accounts receivable, net of contractual
   and other allowances of $5,968 and
    $20,161 for 1995 and 1996                15,285     32,162
  Due from affiliates                         6,265     46,170
  Pharmaceuticals and supplies                2,546      6,768
  Prepaid expenses and other                  6,984      6,125
                                           --------   --------
     Total current assets                    49,263    144,643

PROPERTY AND EQUIPMENT, net                  35,550     64,184

INTANGIBLE ASSETS, net                       52,257    366,857

OTHER NONCURRENT ASSETS, net                  1,710      5,850
                                           --------   --------
     Total assets                          $138,780   $581,534
                                           ========   ========

   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of obligations to
   affiliates                              $  1,889   $  8,447
  Current portion of long-term debt           1,406      2,833
  Accounts payable and accrued expenses      15,523     27,205
  Amounts due under the ASC option            3,100         --
  Deferred taxes                              2,211      2,599
                                           --------   --------
     Total current liabilities               24,129     41,084

LONG-TERM DEBT, net of current portion       28,321    129,339

OBLIGATIONS TO AFFILIATES, net of
 current portion                              4,467     19,649

DEFERRED TAXES                               13,002     78,186

OTHER LONG-TERM LIABILITIES                     266      2,603
                                           --------   --------
     Total liabilities                       70,185    270,861
                                           --------   --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value,
   30,000,000 and 100,000,000 shares
   authorized, 19,285,000 and
   29,782,000 shares outstanding for
   1995 and 1996                                193        298
  Preferred stock, $.01 par value,
   10,000,000 shares authorized,
   none outstanding                              --         --
  Additional paid-in capital                 60,984    296,454
  Retained earnings                           7,418     13,921
                                           --------   --------
      Total stockholders' equity             68,595    310,673
                                           ---------  --------
     Total liabilities and
      stockholders' equity                 $138,780   $581,534
                                           ========   ========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (000'S, EXCEPT PER SHARE AMOUNTS)


                                                 FOR THE YEAR ENDED
                                                     DECEMBER  31,
                                             -----------------------------
                                               1994      1995       1996
                                             -------   --------   --------
REVENUES:
  Management services                        $12,747   $39,129    $167,565
  Medical services                            43,693    49,416      77,245
  Other                                          733     1,422       3,483
                                             -------   -------    --------
    Total revenues                            57,173    89,967     248,293
                                             -------   -------    --------
COSTS AND EXPENSES:
  Salaries, wages and benefits                31,627    50,061     115,200
  Pharmaceuticals and supplies                 6,793     9,487      30,919
  General and administrative                  10,951    22,478      62,353
  Depreciation and amortization                2,361     3,498      11,192
  Interest expense, net                        1,411     1,516       1,304
  Executive resignation expenses                  --     1,117          --
  Patent litigation defense
   costs                                          --        --         353
  Merger transaction expenses                     --        --      12,030
                                            --------   -------    --------
    Total costs and expenses                  53,143    88,157     233,351
                                            --------   -------    --------
INCOME BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEM                            4,030     1,810      14,942
PROVISION FOR INCOME TAXES                     1,162       501       7,770
                                            --------   -------    --------
INCOME BEFORE EXTRAORDINARY ITEM               2,868     1,309       7,172
EXTRAORDINARY ITEM, loss on debt
 extinguishment, net of income
 tax benefit of $53                               --      (119)         --
                                            --------   -------    --------
NET INCOME                                  $  2,868   $ 1,190    $  7,172
                                            ========   =======    ========

NET INCOME PER SHARE:
  Income before extraordinary item          $    .37   $   .10    $    .28
  Extraordinary item                              --      (.01)         --
                                            --------   -------    --------
NET INCOME PER SHARE                        $    .37   $   .09    $    .28
                                            ========   =======    ========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                            7,833    12,723      25,365
                                             =======   =======    ========

PRO FORMA ADJUSTMENTS--
  Income tax expense (Unaudited)             $   432  $    252    $     --
                                             -------   -------    --------
PRO FORMA NET INCOME (Unaudited)             $ 2,436  $    938    $  7,172
                                             =======  ========    ========
PRO FORMA NET INCOME PER SHARE (Unaudited)   $   .31  $    .07    $    .28
                                             =======  ========    ========
PRO FORMA WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                            7,833    12,723      25,365
                                             =======  ========    ========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996
                           (000'S, EXCEPT SHARE DATA)


                                          PREFERRED STOCK           COMMON STOCK         ADDITIONAL                TOTAL
                                        ------------------      ---------------------     PAID-IN    RETAINED   STOCKHOLDERS'
                                          SHARES    AMOUNT      SHARES         AMOUNT     CAPITAL    EARNINGS      EQUITY
                                        ------------------     ---------     ---------   ---------   --------   -------------
BALANCE, December 31, 1993                      --     $ --    4,837,000          $ 48    $    610    $ 6,802        $  7,460
 Capital contribution in conjunction
  with stock split                              --       --           --            --          --         11              11
 Issuance of common stock, dividend paid
  and formation of EyeCorp                      --       --    1,320,000            13         100     (3,457)         (3,344)
 Issuance of common stock in conjunction
  with acquisitions                             --       --    1,962,000            20       8,819         --           8,839
 Net income                                     --       --           --            --          --      2,868           2,868
 Distributions                                  --       --           --            --          --       (729)           (729)
                                        ----------   ------   ----------          ----    --------    -------        --------
BALANCE, December 31, 1994                      --       --    8,119,000            81       9,529      5,495          15,105
 Issuance of common stock in conjunction
  with the PRG Reorganization and IPO,
  net of offering costs                         --       --    7,941,000            80      37,149         --          37,229
 Cash dividends paid to physician
  owners of PRG Founding
  Affiliated Practices                          --       --           --            --     (13,362)        --         (13,362)
 Issuance of preferred stock               174,500        2           --            --       1,743         --           1,745
 Retirement of preferred stock            (174,500)      (2)          --            --      (1,743)        --          (1,745)
 Issuance of common stock in conjunction
  with acquisitions                             --       --    3,225,000            32      27,668         --          27,700
 Net income                                     --       --           --            --          --      1,190           1,190
 Contributions, net                             --       --           --            --          --        733             733
                                         ---------   ------  -----------         -----    --------    -------       ---------
BALANCE, December 31, 1995                      --       --   19,285,000           193      60,984      7,418          68,595
 Issuance of common stock in
  conjunction with acquisitions                 --       --    6,027,000            60     119,893         --         119,953
 Issuance of common stock in conjunction
  with the 1996 Public Offering                 --       --    4,250,000            43     113,597         --         113,640
 Exercise of stock options                      --       --      220,000             2       1,980         --           1,982
 Net income                                     --       --           --            --          --      7,172           7,172
 Distributions, net                             --       --           --            --          --       (669)           (669)
                                         ---------    -----  -----------          ----    --------    -------        --------
BALANCE, December 31, 1996                      --     $ --   29,782,000          $298    $296,454    $13,921        $310,673
                                        ==========    =====  ===========          ====    ========    =======        ========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (000'S)


                                          FOR THE YEAR ENDED DECEMBER  31,
                                        ---------------------------------
                                            1994       1995        1996
                                        ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                               $  2,868   $  1,190   $   7,172
 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities--
  Depreciation and amortization              2,361      3,498      11,192
  Change in deferred taxes                    (250)    (1,394)     (3,072)
  Changes in assets and liabilities,
   net of effects of acquisitions--
    Accounts payable and accrued expenses    3,441      2,624      (8,806)
    Accounts receivable, net and
     due from affiliates                      (896)     2,331     (25,639)
    Pharmaceuticals and supplies               (96)      (275)       (904)
    Prepaid expenses and other              (1,411)    (3,900)      4,091
                                          --------   --------   ---------
     Net cash provided by (used in)
      operating activities                   6,017      4,074     (15,966)
                                          --------   --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash consideration paid to acquire a
  management service organization,
  net of cash acquired                          --     (2,174)         --
 Purchases of clinic operating assets,
  net of cash acquired                      (8,936)    (4,115)   (103,034)
 Cash paid as part of business formation        --     (2,130)         --
 Additions to property and equipment,
  net of effects of acquisitions            (3,703)    (4,982)     (6,659)
                                          --------   --------   ---------
     Net cash used in investing
      activities                           (12,639)   (13,401)   (109,693)
                                          --------   --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash paid in connection with
  organization of the Company and the
  initial public offering                     (304)    (5,509)         --
 Proceeds from the issuance of common
  stock from offerings, net of
  offering costs                                20     42,953     113,640
 Distributions to owners, net               (4,148)   (12,629)       (669)
 Proceeds from long-term debt               16,686     19,896     255,918
 Payments on long-term debt                 (4,583)   (19,888)   (209,084)
 Net proceeds (repayments) on obligations
  to affiliates                                536       (708)       (893)
 Proceeds from exercise of stock
  options                                       --         --       1,982
 Issuance of preferred stock                    --      1,745          --
 Retirement of preferred stock                  --     (1,745)         --
                                           -------    -------    --------
     Net cash provided by financing
      activities                             8,207     24,115     160,894
                                           -------    -------    --------
NET INCREASE IN CASH AND CASH
 EQUIVALENTS                                 1,585     14,788      35,235
CASH AND CASH EQUIVALENTS, beginning of
 year                                        1,810      3,395      18,183
                                          --------   --------   ---------
CASH AND CASH EQUIVALENTS, end of year    $  3,395   $ 18,183   $  53,418
                                          ========   ========   =========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

               PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION, BUSINESS AND ORGANIZATION:

 PRG Formation

  Physicians Resource Group, Inc., a Delaware corporation (PRG or the Company) and subsidiaries were formed to provide physician practice management services to ophthalmic and optometric practices (the Practices). The Company was formed in November 1993 but had no substantive operations prior to June 1995. PRG earns revenues by owning or providing management, marketing, financial resources and other services to ophthalmic and optometric practices, ambulatory surgery centers (ASCs) and optical dispensaries.

  On June 28, 1995, PRG consummated an initial public offering (the IPO) and simultaneously exchanged cash, shares of its common stock and a note payable for certain assets of and liabilities associated with 10 eye care practices and four ASCs (the initial Practices). A total of 3,553,000 shares of common stock were issued at $13 per share resulting in proceeds, net of underwriter commissions and offering costs, of approximately $37,229,000. Simultaneously with the closing of the IPO, the Company acquired certain assets and assumed certain liabilities associated with nine of the initial Practices (the Reorganization). This exchange was accounted for using the historical cost basis with the stock being valued at the historical cost of the net assets received by PRG. The owners of the initial Practices were issued 4,388,355 shares of common stock, a warrant to purchase 40,000 shares of common stock and were paid $13,362,000 in cash. Concurrently with these transactions, the physicians associated with seven of the initial Practices created new entities for the practice of medicine. These new entities and the three remaining initial Practices entered into 40-year service agreements with the Company.

 EyeCorp Merger

  On March 18, 1996, PRG merged with EyeCorp, Inc. (EyeCorp) through a wholly-owned subsidiary, in a transaction accounted for as a pooling of interests (the EyeCorp Merger). In connection therewith PRG issued 6,089,506 shares of common stock to the stockholders of EyeCorp in exchange for all of its outstanding common stock. Each outstanding share of EyeCorp common stock was converted into
 .582 shares of PRG common stock. The Company incurred approximately $9,000,000 of costs associated with this merger. The consolidated financial statements reflect the financial condition and results of operations of this subsidiary for all periods presented.

  At the time of the merger, EyeCorp provided management services to 50 eye care practices and five ASCs. On December 28, 1995, EyeCorp had acquired certain operating assets and assumed certain liabilities of 48 of the 50 eye care practices and four of the five ASCs for consideration of $1,400,000 in cash, approximately $1,800,000 in notes payable and 3,224,280 shares of EyeCorp common stock. These acquisitions were accounted for as purchases.

 Other Mergers

  In June 1996, PRG merged with one eye care practice (the Second Quarter Merger) through a wholly-owned subsidiary, in a transaction accounted for as a pooling of interests. In connection therewith, PRG issued 281,832 shares of common stock to the owners of the practice. In August 1996, PRG merged with six additional eye care practices (collectively, the Third Quarter Mergers) through wholly-owned subsidiaries, in transactions accounted for as poolings of interests. In connection therewith, PRG issued 3,355,167 shares of common stock. The Company incurred approximately $3,000,000 of costs associated with these mergers. These consolidated financial statements reflect the financial condition and results of operations of these subsidiaries for all periods presented.

  Separate and combined results for PRG and the EyeCorp, Second and Third Quarter Mergers for the periods prior to consummation are as follows:


          DESCRIPTION              1994       1995
          -----------            --------   -------
                                      (000'S)
  Revenues:
     PRG                          $    --    $26,395
     EyeCorp Merger                19,584     22,130
     Second Quarter Merger          7,257      7,150
     Third Quarter Mergers         30,332     34,292
                                  -------    -------
        Total revenues            $57,173    $89,967
                                  =======    =======
  Net income:
     PRG                          $   (22)   $ 1,672
     EyeCorp Merger                 1,938     (1,127)
     Second Quarter Merger           (386)       475
     Third Quarter Mergers          1,338        170
                                  -------    -------
        Total net income          $ 2,868    $ 1,190
                                  =======    =======

 Practice Acquisitions

  During the first quarter of 1996, PRG acquired certain assets and liabilities of, and entered into service agreements with, 11 eye care practices and seven ASCs (the First Quarter Acquisitions). These acquisitions were accounted for as purchases. As consideration for these acquisitions, PRG paid approximately, $7,883,000 in cash and issued 1,446,437 shares of its common stock. The PRG common stock issued in connection with the First Quarter Acquisitions had a fair value at the closing date ranging from $20.75 to $22.00 per share. The Company incurred $1,387,000 of costs associated with these acquisitions.

  During the second quarter of 1996, PRG acquired certain assets and liabilities of, and entered into service agreements with, 11 eye care practices and two
ASCs (the Second Quarter Acquisitions). These acquisitions were accounted for as purchases. As consideration for these acquisitions, PRG paid approximately $1,835,000 in cash and issued 801,639 shares of its common stock. The PRG common stock issued in connection with the Second Quarter Acquisitions had a fair value at the closing date ranging from $26.24 to $30.41 per share. The Company incurred $477,000 of costs associated with these acquisitions.

     During the third quarter of 1996, PRG acquired certain assets and liabilities of, and entered into service agreements with 11 eye care practices and two ASCs (the Third Quarter Acquisitions). These acquisitions were accounted for as purchases. As consideration for these acquisitions, PRG paid approximately $767,000 in cash and issued 1,374,799 shares of its common stock. The PRG common stock issued in connection with the Third Quarter Acquisitions had a fair value at the closing date ranging from $21.46 to $30.45 per share. The Company incurred $614,000 of costs associated with these acquisitions.

     During the fourth quarter of 1996, PRG acquired certain assets and liabilities of, and entered into service agreements with 12 eye care practices (the Fourth Quarter Acquisitions). These acquisitions were accounted for as purchases. As consideration for these acquisitions, PRG paid approximately $1,335,000 in cash and issued 1,080,925 shares of its common stock. The PRG common stock issued in connection with the Fourth Quarter Acquisitions had a fair value at the closing date ranging from $17.75 to $23.14 per share. The Company incurred $371,000 of costs associated with these acquisitions.

 Company Acquisitions

     On November 5, 1996, the Company acquired substantially all of the assets and certain of the liabilities of the eye care division of EquiMed, Inc. (EquiMed), a publicly held physician practice management company, in exchange for $55,077,000 in cash and assumption of approximately $9,900,000 of indebtedness in a purchase transaction. The purchase price is subject to upward adjustment if EquiMed delivers practice acquisitions to PRG that meet certain criteria. The Company incurred $500,000 of costs associated with this acquisition. The eye care division of EquiMed provides management services to 22 eye care practices and 10 ASCs.

     On November 22, 1996, PRG acquired American Ophthalmic Incorporated (AOI), a privately held physician practice management company devoted solely to eye care. In connection with the AOI acquisition, PRG paid $30,900,000 in cash and issued 1,323,341 shares of PRG common stock valued at $30,900,000 in a purchase transaction. The Company retired $44,500,000 of AOI debt and assumed approximately $13,400,000 of AOI debt at the date of closing. The Company incurred $2,418,000 of costs associated with this acquisition. AOI provides management services to 16 eye care practices and nine ASCs.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Principles of Consolidation

  The consolidated financial statements include the financial position and results of operations of PRG and all of its subsidiaries combined with the financial position and results of operations of the merger (pooling) transactions for all periods presented. The results of the practice acquisitions and company acquisitions operations are included in PRG's consolidated financial statements from the date of purchase. All significant intercompany transactions have been eliminated. Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

 Cash and Cash Equivalents

  PRG considers all highly liquid investments purchased with an original maturity or repricing within three months or less to be cash equivalents. The Company primarily invests in overnight repurchase agreements, tax-free municipal bonds and money market accounts. The interest rates vary from 3.5 percent to
5.75 percent. These investments are carried at fair value.

 Fair Values of Financial Instruments

  The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value due to short maturity of these instruments. At December 31, 1996, the carrying amount of PRG's long-term debt approximates fair value.

 Prepaid Expenses and Other Current Assets

  Prepaid expenses and other current assets primarily consist of prepaid expenses and deferred acquisition costs. All incremental costs incurred in connection with acquisitions in process at the balance sheet dates have been capitalized and will be charged to expense or included in the purchase consideration upon its successful completion. If any of the acquisitions are not successfully completed, these deferred costs will be charged to expense.

 Pharmaceuticals and Supplies

  Pharmaceuticals and supplies consist primarily of spectacle frames, lenses and medical and pharmaceutical supplies and are valued at the lower of cost or market with cost determined using the first-in, first-out (FIFO) method.

 Long Lived Assets

  Property and Equipment

  Property and equipment are stated at cost. Depreciation of property and equipment is calculated using a straight-line method over the estimated useful lives of the assets. Routine maintenance and repairs are charged to expense as incurred, while costs of betterments and renewals are capitalized.

  Intangible Assets

  Intangible assets consist of the non-physician employee workforce, management service agreements and goodwill associated with ASC acquisitions. The estimated fair value of the non-physician employee workforce is based on the estimated cost to replace the workforce. The estimated fair value of the management service agreement for acquired practices is the excess of the purchase price over the estimated fair value of the tangible assets and workforce acquired and liabilities assumed. Workforce intangibles are amortized on a straight line basis over seven years. Intangible assets associated with management service agreements are generally amortized on a straight line basis over 15 years for small single-practitioner practices and over 40 years for multiple-practitioner practices. Amounts paid for ASC acquisitions in excess of the net assets acquired are treated as goodwill and amortized on a straight line basis over 40 years.

  The Company reviews the carrying value of the long lived assets at least quarterly on a entity by entity basis to determine if facts and circumstances exist which would suggest that the intangible assets may be impaired or that the amortization period needs to be modified. Among the factors PRG considers in making the evaluation are changes in the practices' or ambulatory surgery center's market position, reputation, profitability and geographical penetration. If indicators are present which may indicate impairment is probable, PRG will prepare a projection of the undiscounted cash flows of the specific practice and determine if long lived assets are recoverable based on these undiscounted cash flows. If impairment is indicated, then an adjustment will be made to reduce the carrying amount of the intangible assets to their fair value. The adoption of Statement of Financial Accounting Standards (SFAS) No. 121, ''Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,'' did not have a material impact on the Company's financial condition or results of operations.

 Income Taxes

  Deferred income tax liabilities and assets are recorded for the differences between the tax and financial reporting basis of the assets and liabilities and are based on the enacted income tax rates which are expected to be in effect in the period in which the difference is expected to be settled or realized. A change in tax laws results in adjustments to the deferred tax liabilities and assets.

 Net Income Per Share and Pro Forma Net Income Per Share

  Net income per share has been computed by dividing net income by the weighted average number of shares outstanding. The weighted average number of shares outstanding include common share equivalents related to shares issuable upon exercise of warrants and stock options, if dilutive. The weighted average shares outstanding for the years ended December 31, 1994, 1995 and 1996, were 7,833,000, 12,723,000 and 25,365,000 respectively. Such amounts include
0, 553,000 and 769,000 of common stock equivalents for the respective periods.

  Pro forma net income per share has been computed by dividing pro forma net income by the pro forma weighted average number of shares outstanding during the periods. The pro forma weighted average number of shares outstanding include common share equivalents related to shares issuable upon exercise of warrants
and stock options, if dilutive.   The weighted average shares outstanding and
common stock equivalents for the years ended December 31, 1994, 1995 and 1996, were the same as those above.

 Use of Estimates

  The preparation of these financial statements, in accordance with generally accepted accounting principles, requires the use of certain estimates by management in determining the entities' assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

 Concentration of Credit Risk

  The Company's accounts receivable consist primarily of management service revenues due from affiliated physician groups and from medical services due from patients funded through Medicare, Medicaid, commercial insurance and private payment. The Company and its Practices perform ongoing credit evaluations of their patients and generally does not require collateral. The Company and its Practices maintain allowances for potential credit losses, and such losses have been within management's expectation.


3.   REVENUE RECOGNITION AND RECEIVABLES:

  A significant portion of the Practices medical service and ASC revenues are received from Medicare and other governmental programs. Medicare and other governmental programs reimburse providers based on fee schedules which are determined by the related governmental agency. In the ordinary course of business, providers receiving reimbursement from Medicare and other governmental programs are potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation.

  The individual Practices and ASCs' gross medical service revenues are based on established rates reduced by contractual adjustments. Contractual adjustments represent the difference between charges at established rates and estimated recoverable amounts and are recognized in the period the services are rendered. Any differences between estimated contractual adjustments and actual final settlements are reported as contractual adjustments in the period final settlements are made.

 Revenues--Management Services

  The Company manages the Practices under various types of service and management agreements. The management services revenues are based on several different types of arrangements, including percentages of the medical services revenues or flat fees and reimbursement of clinic expenses. The following table presents the amount of medical service revenues included in the determination of the Company's management service revenues for the years ended December 31, 1994, 1995 and 1996:


              DESCRIPTION                   1994        1995        1996
              -----------                 --------    --------    --------
                                                       (000's)

  Gross medical services revenues         $ 36,353    $ 89,460    $293,915
     Less--Contractual adjustments         (16,298)    (38,713)    (86,758)
                                          --------    --------    --------
  Net medical services revenues             20,055      50,747     207,157
     Less--Amounts retained by the
      Practices owner physicians            (7,308)    (11,618)    (39,592)
                                          --------    --------    --------
        Management services revenues      $ 12,747    $ 39,129    $167,565
                                          ========    ========    ========


 Revenues--Medical Services

  Certain states in which the Company operates, allow the corporate practice of medicine. In those states, the Company's revenues are derived from medical services performed. In addition, the Company owns and operates ASCs through various arrangements. Revenues derived from ASCs are based on facility fees charged to patients, third-party payors or other physician practices for use of the ASCs as well as reimbursement of ASCs expenses. ASCs revenues are also net of contractual adjustments. The following table presents amounts included in determining the Company medical service revenues for the years ended December 31, 1994, 1995 and 1996:

              DESCRIPTION                   1994       1995       1996
              -----------                 --------   --------   --------
                                                      (000's)

  Gross medical services revenues         $ 52,612   $ 57,730   $ 80,559
  Gross ASCs revenues                       22,173     27,314     38,942
                                          --------   --------   --------
       Total                                74,785     85,044    119,501
     Less--Contractual adjustments         (31,092)   (35,628)   (42,256)
                                          --------   --------   --------
       Net medical services revenues        43,693     49,416     77,245
                                          ========   ========   ========

Accounts Receivable and Due from Affiliates

  Due from affiliates includes management services receivables, receivables from the Practices for certain expenses being paid on the Practices' behalf and certain other receivables. The receivables due from certain of the Practices, are collateralized by a security interest in the Practices' receivables from third-party payors and patients.

  Pursuant to the terms of certain of the Company's service agreements, the Practices' accounts receivable are purchased without recourse. The purchase price is the face amount of the accounts receivable less any reserve recorded by the Practices for uncollectible amounts. Accounts receivable are purchased daily and paid at the end of each month.

  For the seven Practices owned by the Company, accounts receivable reflects the receivables from patients and third party payors net of the recorded reserve for contractual and other allowances.

4.   ACQUISITIONS:

  The consideration paid and total net book value of the assets and liabilities associated with the acquisition of the Practices were as follows:


                                                               REORGANI- PURCHASED
                                         PURCHASED ENTITIES     ZATION    ENTITIES
                                        --------------------- --------- ---------
              DESCRIPTION                 1994       1995        1995     1996
              -----------               --------   --------    -------- ---------
                                                         (000's)

Current assets                          $  3,128   $  8,653  $  9,445   $  37,851
Property and equipment                     3,396      6,951     8,743      28,863
Intangible and other noncurrent assets    15,923     35,687     1,583     321,079
Liabilities assumed                      ( 4,446)   (14,928)  (19,682)   (164,276)
                                        --------   --------  --------   ---------
      Net assets acquired                 18,001     36,363        89     223,517

Consideration for net assets
 acquired--
   Debt issued                               160      3,770        --          --
   Stock issued                            8,905     27,700        89     119,953
                                        --------   --------  --------   ---------
       Cash paid                           8,936      4,893        --     103,564
       Cash acquired through
         acquisition                          --       (778)       --        (530)
                                        --------   --------  --------   ---------
       Net cash paid                    $  8,936   $  4,115  $     --   $ 103,034
                                        ========   ========  ========   =========

5.   PROPERTY AND EQUIPMENT:

  Property and equipment consists of the following as of December 31, 1995 and 1996:


                                          ESTIMATED
                                            USEFUL
                                            LIVES
              DESCRIPTION                  (YEARS)      1995       1996
              -----------                 ---------   --------   --------
                                                            (000'S)
  Land                                           --   $  2,305   $  2,366
  Buildings and improvements                   5-40     11,050     11,087
  Equipment, software and other                3-10     19,315     44,766
  Leasehold improvements                       3-10      5,511      9,948
  Furniture and fixtures                       7-10      8,362     13,898
                                                      --------   --------
                                                        46,543     82,065
  Less--Accumulated depreciation and
   amortization                                        (10,993)   (17,881)
                                                      --------   --------
     Property and equipment, net                      $ 35,550   $ 64,184
                                                      ========   ========

6.   INTANGIBLE ASSETS:

  Intangible assets consists of the following as of December 31, 1995 and 1996:



                                        ESTIMATED
                                          USEFUL
                                          LIVES
             DESCRIPTION                 (YEARS)      1995       1996
             -----------                ---------    -------   -------
                                                         (000's)

  Noncompete agreements                       3-5    $   255       255
  Work force in place                           7      3,525    15,736
  Management service agreements             15-40     37,489   250,745
  Goodwill                                     40     12,513   105,950
                                                     -------   -------
                                                      53,782   372,686
  Less - Accumulated amortization                     (1,525)   (5,829)
                                                     -------   -------
     Intangible assets, net                          $52,257   366,857
                                                     =======   =======

7.   LONG-TERM OBLIGATIONS:

 Long-Term Debt

  Long-term debt consists of the following as of December 31, 1995 and 1996:


             DESCRIPTION                               1995      1996
             -----------                             --------  --------
                                                           (000's)
  6% convertible subordinated
   debentures due 2001, interest payable
   on June 1 and December 1                           $    --  $125,000
  Credit facilities                                    18,882        --
  Notes payable to banks, due through
   1999 to 2011, bearing interest
   from 6% to 10%, secured by certain
   assets of the Company                                8,302     4,131
  Term loans payable to insurance
   company, due 1999, bearing
   interest at LIBOR plus 1.5% (7.5%
   at December 31, 1996), collateralized
   by certain assets of the Company                     1,893     1,508
  Other notes payable, due from 1996 to
   2000, bearing interest at rates
    from 7% to 12%                                        571       151
  Other obligations                                        79     1,382
                                                      -------  --------
     Total long-term debt                              29,727   132,172
  Less--Current portion of long-term
   debt                                                (1,406)   (2,833)
                                                      -------  --------
     Total                                            $28,321  $129,339
                                                      =======  ========

  In December 1996, PRG completed an offering of 6% convertible subordinated debentures (the Debentures) due in December 2001. The Debentures are convertible at any time after the 60th day following issuance at a conversion price of $25 per share. Interest is payable on June 1 and December 1. The Debentures are not redeemable by the Company until December 1999. The Company incurred approximately $3,321,000 in costs related to the offering, with such amount being amortized over the life of the Debentures and is included in other noncurrent assets. The Debentures trade in the Private Offerings, Resales and Trading through Automated Linkage Market. The most recent trading price for a Debenture with a $1,000 face value was $880 to $890 in March 1997.

  In December 1995, EyeCorp entered into a $20,000,000 revolving credit facility with a bank, a portion of which was used to retire amounts outstanding under a prior credit facility. In connection with the repayment of the prior credit facility, EyeCorp recognized an extraordinary loss of $119,000 (net of income tax benefit of $53,000).

In January 1996, PRG entered into a credit facility with the same bank that provided the EyeCorp facility, in the amount of $35,000,000. Advances under the credit facilities bear interest at either LIBOR plus 1.25 percent to 2.0 percent or the bank's prime rate plus 0.5%. The credit facilities are collateralized by the stock of PRG's subsidiaries. The Company had no borrowings outstanding under this facility as of December 31, 1996.

  On March 14, 1997, PRG entered into a new credit facility (the PRG Credit Facility) with a group of lenders including the same bank used for the facilities discussed above. This PRG Credit Facility, which replaces the credit facilities discussed above, allows the Company to borrow up to $90,000,000 for acquisitions, capital expenditures, working capital and stock repurchases. Advances under the PRG Credit Facility bear interest at either LIBOR plus 1% to 2.125% or the bank's prime rate plus 1.125%. The credit facility has a three year revolving credit feature. The PRG Credit Facility is secured by the stock of the subsidiaries of PRG and guaranteed by the subsidiaries of PRG. Amounts available are subject to an earnings-based borrowing base calculation. Terms of the facility include certain financial and operating covenants and allows the bank to approve certain acquisitions. The Company has no borrowings outstanding under the PRG Credit Facility.

 Obligations to Affiliates

  Obligations to affiliates consist of the following as of December 31, 1995 and 1996:


              DESCRIPTION                   1995      1996
              -----------                 -------    -------
                                               (000's)
Installment notes payable to affiliates,
 bearing interest ranging
 from 7.5% to 10%, payable in monthly
 installments                             $ 1,770    $24,298

Notes payable to affiliates for ASC
 purchase, bearing interest at 7%, due
 2001, payable in monthly installments      3,500      3,049

Other obligations to affiliates             1,086        749
                                          -------    -------
  Total obligations to affiliates           6,356     28,096
Less-current portion of obligations
   to affiliates                           (1,889)    (8,447)
                                          -------    -------
  Total                                   $ 4,467    $19,649
                                          =======    =======

  Installment notes payable to affiliates are primarily notes payable to physicians which Equimed and AOI used to finance a portion of the purchase price of their respective acquisitions prior to being acquired by PRG.

 Maturities

  The Company paid approximately $1,319,000, $1,981,000 and $1,742,000 in interest for the years ended December 31, 1994, 1995 and 1996. As of December 31, 1996, the aggregate amounts of annual principal maturities of long-term debt and obligations to affiliates are as follows:

   YEAR                                              OBLIGATIONS
   ----                                   LONG-TERM      TO
                                            DEBT     AFFILIATES
                                          --------   ----------
                                                 (000's)
   1997                                   $  2,833      $ 8,447
   1998                                      2,447        5,405
   1999                                      1,474        5,472
   2000                                        288        4,258
   2001                                    125,119        3,313
   Thereafter                                   11        1,201
                                          --------      -------
      Total                               $132,172      $28,096
                                          ========      =======


8.  COMMITMENTS AND CONTINGENCIES:

  During 1996, the Company acquired a Practice that is a party to litigation regarding alledged infringement of three patents related to a refractive surgical procedure. The Practice believes that its procedure does not infringe the patented procedures and has not made any royalty payments related to its performed procedures. Although not named in the lawsuit, PRG is assisting in the defense of this litigation due to the potential impact on certain other Practices. The Company has incurred $353,000 of legal expenses related to this litigation and expects to incur additional costs in 1997. Management of the Company believes that the outcome of this litigation will not have a material impact on its financial condition or results of operations.

  In the normal course of business, certain of the affiliated physician groups have been named in lawsuits alleging medical malpractice. In the opinion of the Company's management, the ultimate liability, if any, without considering possible insurance recoveries, will not have a material impact on the Company's financial position, results of operations or cash flows. Additionally, the Company's affiliated physician groups and the Company are insured with respect to medical malpractice risks on a claims-made basis.

 Long-Term Lease Obligations

  PRG leases medical equipment and office space under noncancelable operating lease agreements which expire at various dates. At December 31, 1996, minimum annual rental commitments under noncancelable operating leases with terms in excess of one year are as follows:

   YEAR                                            AMOUNT
   ----                                            ------
                                                   (000's)
   1997                                            $18,932
   1998                                             16,324
   1999                                             13,463
   2000                                             10,414
   2001                                              8,817
   Thereafter                                       26,192
                                                   --------
      Total                                        $94,142
                                                   ========

  Rent expense related to operating leases amounted to $1,368,000, $3,646,000 and $18,216,000 for the years ended December 31, 1994, 1995 and 1996, respectively. See note 12.


9.   STOCKHOLDERS' EQUITY:

 Common Stock

  The Company has reserved (a) 3,000,000 shares of common stock for issuance upon exercise of stock options under the Company's stock option plans, (b) 40,000 shares of common stock for issuance upon exercise of the warrants, which are exercisable at $13.00 per share and (c) 5,000,000 shares of common stock for issuance upon conversion of the Debentures. The Company registered an additional 11,000,000 and 10,000,000 shares of common stock during 1996 and 1997, respectively, 11,111,500 of which were issued in connection with additional acquisitions.

  In May 1996, the Company completed the offering of 5,750,000 shares of common stock (the 1996 Public Offering). The Company issued 4,250,000 new shares of common stock and stockholders of the Company sold 1,500,000 shares of common stock in the 1996 Public Offering. Proceeds to the Company, net of offering costs and underwriting commissions, were approximately $113,640,000.

 Preferred Stock

  The Company has authorized the issuance of up to 10,000,000 shares of preferred stock, $.01 par value. The Company issued 174,500 shares of preferred stock on June 28, 1995, in conjunction with the Offering. These shares were retired on July 10, 1995, in exchange for $1,745,000 in cash.

 Distributions/Contributions

  Distributions and contributions in the accompanying statement of changes in stockholders' equity represents the funds withdrawn/contributed by the former owners prior to the merger with PRG, for the Practices with which the Company merged in pooling of interests transactions.

10.   INCOME TAX EXPENSE:

  Income tax expense for the years ended December 31, 1994, 1995 and 1996 consists of the following:


             DESCRIPTION                 1994      1995      1996
             -----------                ------   -------   -------
                                                  (000's)
  Current--
     Federal                            $1,205   $ 1,573   $ 9,487
     State                                 207       322     1,355
                                        ------   -------   -------
        Total current                    1,412     1,895    10,842
  Deferred
     Federal                              (225)   (1,161)   (2,726)
     State                                 (25)     (233)     (346)
                                        ------   -------   -------
        Total deferred                    (250)   (1,394)   (3,072)
                                        ------   -------   -------
        Total income tax expense        $1,162   $   501   $ 7,770
                                        ======   =======   =======

  Total income tax expense differed from the amount computed by applying the statutory federal income tax rate to income before income taxes as a result of the following:


              DESCRIPTION                  1994     1995     1996
              -----------                  ----     ----     ----
                                                  (000's)

  Computed statutory tax expense           34.0%    34.0%    35.0%

  Increase (decrease) in income taxes
    resulting from--
     State income taxes, net of federal
      income tax benefit                    3.0%     9.1%     3.3%
     Nontaxable entities                   (8.1)%  (12.1)%     --
     Non deductible merger expenses          --       --     16.7%
     Other nondeductible expenses            --      1.8%     1.8%
     Tax-exempt interest income              --     (3.7)%   (3.1)%
     Other                                 (0.1)%   (1.4)%   (1.7)%
                                           ----     ----     ----
        Total income tax expense           28.8%    27.7%    52.0%
                                           ====     ====     ====

    Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting and such amounts as measured by tax laws and regulations. Deferred taxes related to intangible assets result from acquisitions for which there is no basis in the intangibles for tax purposes. The deferred taxes related to intangible assets will not result in future cash payments. The components of the net deferred tax liability are as follows:


              DESCRIPTION                    1995        1996
              -----------                  --------    --------
                                                 (000's)
  Current deferred tax assets
   (liabilities):
     Temporary differences relating to
      cash-to-accrual conversions
      of the Practices                     $ (4,708)   $ (5,918)
     Allowance for doubtful accounts            801         731
     Accrued expenses                         2,095       1,688
     Merger transaction expenses                 --       1,181
     Other book/tax differences                (399)       (281)
                                           --------    --------
        Net current deferred tax
         liabilities                       $ (2,211)   $ (2,599)
                                           ========    ========


  Non-current deferred tax liabilities:
     Property and equipment                $    (44)   $   (137)
     Intangibles                            (12,097)    (77,529)
     Other                                     (861)       (520)
                                           --------    --------
       Net non-current deferred tax
        liabilities                        $(13,002)   $(78,186)
                                           ========    ========

  The Company paid approximately $1,947,000 and $6,413,000 for federal and state income taxes for the year ended December 31, 1995 and 1996, respectively.


11.   EMPLOYEE BENEFIT PLANS:

 Savings Plans

  The Company maintains various defined contribution plans which permit participants to make voluntary contributions. The Company pays all general and administrative expenses of the plans, and, in some cases, makes matching contributions on behalf of the employees. The Company incurred expenses of $320,000 and $736,000 for the years ended December 31, 1995 and December 31, 1996 related to these plans.

 Stock Option Plans

  In March 1995 and 1996, the Board of Directors adopted, and the stockholders of the Company approved, the 1995 Stock Option Plan, and an amendment and restatement thereof, respectively (as amended and restated the Plan). The purpose of the Plan is to provide directors, key employees and certain advisors with additional incentives by increasing their proprietary interest in the Company. The aggregate amount of common stock with respect to which options may be granted may not exceed 2,000,000 shares. On August 19, 1996, the Board approved, subject to stockholder approval, options to be granted for an additional 1,000,000 shares. The Plan provides for the grant of incentive stock options (ISO) and nonqualified stock options. The options vest over a five-year period and expire 10 years from the date of grant.

  In March 1995, the Board of Directors adopted, and the stockholders of the Company approved, the 1995 Health Care Professionals Stock Option Plan (the Health Care Professionals Plan). The Health Care Professionals Plan permits the Company to grant stock options to employees, advisors and consultants of the Company, which the Company expects will generally be ophthalmologists and optometrists, who both (a) provide advisory or consulting services to the Company and (b) are employed by a Practice. The aggregate amount of common stock with respect to which options may be granted may not exceed 1,000,000 shares. Options granted under the Health Care Professionals Plan will vest over a period of five years and expire 10 years from the date of grant. Generally, such options will expire upon the termination of employment or the advisory or consultant relationship with the Company or on the day prior to the 10th anniversary of the date of grant, whichever occurs first.

  In connection with the EyeCorp Merger, options outstanding under the EyeCorp plans were converted into options to purchase PRG common stock at the conversion rate as specified in the merger agreement and are included with existing PRG options.

  Transactions of the plans are summarized as follows:


                                                    STOCK OPTIONS               WEIGHTED
                                         ----------------------------------     AVERAGE
              DESCRIPTION                  ISOS     NONQUALIFIED    TOTAL    EXERCISE PRICE
              -----------                ---------  ------------  ---------  ---------------
Outstanding at December 31, 1994                --            --         --    $         --
     Granted in 1995                     1,014,937       616,386  1,631,323           11.48
     Exercised in 1995                          --            --         --              --
     Canceled in 1995                           --            --         --              --
                                         ---------       -------  ---------    ------------
Outstanding at December 31, 1995         1,014,937       616,386  1,631,323           11.48
     Granted in 1996                       156,548     1,463,311  1,619,859           25.21
     Exercised in 1996                    (166,038)      (53,865)  (219,903)           7.27
     Canceled in 1996                           --       (12,261)   (12,261)          13.20
                                         ---------     ---------  ---------    ------------
Outstanding at December 31, 1996         1,005,447     2,013,571  3,019,018    $      19.10
                                         =========     =========  =========    ============

  Certain of the above shares granted in 1996 are subject to stockholder approval in May 1997. Of the stock option grants outstanding, 342,218 were issued at prices between $5.00 and $10.00 per share, 894,035 were issued at prices between $10.01 and $15.00 per share, 888,015 were issued at prices between $15.01 and $25.00 per share, and 894,750 were issued at prices between $25.01 and $35.00 per share. At December 31, 1996, 244,919 shares were exercisable and the weighted average exercise price of exercisable shares was $12.88. The weighted average fair value of options granted in 1995 and 1996 was $7.60 and $17.37, respectively.

  PRG accounts for this plan under APB Opinion 25, under which no compensation cost has been recognized. Had compensation cost for this plan been determined consistent with FASB Statement No. 123, net income and earnings per share would have been reduced to the following proforma amounts:


              DESCRIPTION                       1995            1996
              -----------                      -------         --------
                                           (000'S, EXCEPT PER SHARE DATA)

  Net Income         - as reported             $ 1,190          $7,172
                     - pro forma               $(1,614)         $ (755)
  Earnings per share - as reported             $   .09          $  .28
                     - pro forma               $  (.13)         $ (.03)

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 1995 and 1996, respectively; risk free interest rates from 5.38% to 7.50% depending on the grant, volatility of 47.2%, expected lives from 6.2 to 10, depending on the grant.


12.   RELATED-PARTY TRANSACTIONS:

  The Company leases facility space from various partnerships which include affiliated physicians as partners and trusts in which relatives of the affiliated physicians are named beneficiaries. Rent expense on related-party operating leases amounted to $1,325,000, $2,604,000 and $7,701,000 for the years ended December 31, 1994, 1995 and 1996, respectively. In addition, the Company leases facilities to affiliated physicians. Rent income on related-party operating leases amounted to $245,000 and $1,182,000 for the years ended December 31, 1995 and 1996, respectively.

  All of the Company's management service revenue is received from physician groups which have affiliated with the Company during the past two years. A majority of the Board of Directors of the Company are practicing physicians who are associated with the Practices.


13.   PRO FORMA INFORMATION (UNAUDITED):

  The summarized unaudited pro forma summary data for the years ended December 31, 1995 and 1996 presented below has been prepared as if (a) the Reorganization and IPO had been completed; (b) the EyeCorp acquisitions, had been consummated; and (c) the consummation of PRG's closed transactions and entry into management service agreements with the 83 eye care practices acquired in 1996 had occurred; all as if such transactions or events had occurred January 1, 1995. This unaudited pro forma combined summary information may not be indicative of the actual results if the above events and transactions had occurred on the date indicated or of actual results which may be realized in the future. Neither expected benefits nor cost reductions anticipated by PRG have been reflected in the accompanying unaudited pro forma combined financial data.

                                                    FOR THE YEAR ENDED
                                                        DECEMBER 31,
                                               ----------------------------
              DESCRIPTION                         1995             1996
              -----------                      ----------       -----------
                                                 (000'S EXCEPT PER SHARE
                                                         AMOUNTS)

  Revenues                                       $375,573       $387,546
  Net income                                     $ 19,027       $ 15,044
  Net income per share                           $    .63       $    .49
  Number of shares used in net income              30,336         30,552
   per share calculation


14.   CONSOLIDATED QUARTERLY DATA (UNAUDITED):

  Summarized below are the condensed results of operations of the Company for the years ended December 31, 1995 and 1996:

                                                       YEAR ENDED DECEMBER 31, 1995
                                         -----------------------------------------------------
                                           FOURTH         THIRD            SECOND        FIRST
       DESCRIPTION                         QUARTER       QUARTER          QUARTER       QUARTER
       -----------                        --------      --------         --------      ---------
                                                  (IN 000'S EXCEPT PER SHARE AMOUNTS)
Total revenues                             $28,448       $28,926          $16,836       $15,757
Net income (loss) before taxes              (1,016)         (288)           1,752         1,362
Net income (loss) before
  extraordinary item                          (600)         (515)           1,323         1,101
Net income (loss)                          $  (719)      $  (515)         $ 1,323       $ 1,101
Net income (loss) per share                $  (.04)      $  (.03)         $   .16       $   .13



                                                      YEAR ENDED DECEMBER 31, 1996
                                        -------------------------------------------------------
                                           FOURTH         THIRD            SECOND       FIRST
DESCRIPTION                               QUARTER        QUARTER          QUARTER      QUARTER
-----------                             ----------      ---------        --------     ---------
                                                  (IN 000'S EXCEPT PER SHARE AMOUNTS)

Total revenues                             $84,902        $60,491          $55,686      $47,214
Net income (loss) before taxes               8,468          6,052            5,584       (5,162)
Net income (loss)                          $ 6,846        $ 3,515          $ 3,554      $(6,743)
Net income (loss) per share                $   .24        $   .13          $   .15      $  (.34)
