Form 10-Q
period 1997-03-31
PHYSICIANS RESOURCE GROUP INC
filed 1997-05-15
CIK 944402

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549



                               FORM 10-Q

(Mark One)

    (X)   QUARTERLY REPORT  PURSUANT  TO  SECTION 13  OR  15(d)  OF  THE

                    SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended March 31, 1997

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

          Class                     Outstanding at May 1, 1997
Common Stock, $.01 par value             29,976,982 shares




                    Physicians Resource Group, Inc.
        Form 10-Q for the Quarterly Period Ended March 31, 1997


                                 INDEX

PART I.   Financial Information

                                                            Page

Item 1 Financial Statements and General Information .........3

     Consolidated Balance Sheets - December 31, 1996 and
     March 31,1997 (unaudited)...............................4

     Consolidated Statements of Operations - Three Months
       Ended March 31, 1996 and 1997 (unaudited) ............5

     Consolidated Statements of Cash Flows - Three Months
       Ended March 31, 1996 and 1997 (unaudited) ............6

     Notes  to  Consolidated  Financial  Statements  -
     March  31,  1997 (unaudited).........................7-10

Item 2 Management's Discussion and Analysis of Financial

       Condition and Results of Operations ..............11-13

PART II.             Other Information

Item 1 Legal Proceedings ...................................14

Item 2 Changes in Securities ...............................14

Item 3 Defaults Upon Senior Securities .....................14

Item 4 Submission of Matters to a Vote
       of Security Holders .................................14

Item 5 Other Information ...................................14

Item 6 Exhibits and Reports on Form 8-K .................14-19


SIGNATURE...................................................20

                PART I.   FINANCIAL INFORMATION


Item 1.        Financial Statements

General Information

     Physicians Resource Group, Inc. (PRG or the Company) was incorporated in November 1993 for the purpose of providing physician practice management services to ophthalmic and optometric practices and developing integrated eye care networks. Simultaneously with the closing of its initial public offering in June 1995, the Company
acquired  in  a  reorganization,  certain  assets  of  and   liabilities
associated with 10 ophthalmic and optometric practices. No further acquisitions were made in 1995.

     During 1996, the Company merged with EyeCorp Inc. (EyeCorp) and acquired the assets and liabilities of seven physician practices in pooling of interests transactions. At the time of the merger, EyeCorp provided practice management services to 50 ophthalmic and optometric practices (one practice was subsequently sold). The financial statements for periods prior to the consummation of these pooling of interests transactions have been adjusted to reflect the operations of the combined entities for those periods. The Company also completed the acquisition of certain assets and assumed certain liabilities of 83 ophthalmic and optometric practices in purchase transactions (entering into new service agreements with 78 of these practices and providing management services to the other five practices through existing service agreements). Through May 1, 1997, the Company completed the acquisition of certain assets and assumed certain liabilities of nine ophthalmic and optometric practices in purchase transactions (entering into new service agreements with five of these practices and providing management services to the other four practices through existing service agreements). Accordingly, as of May 1, 1997, the Company was providing management services to 158 practices under 149 service agreements. See Notes 1 and 8 in the accompanying Notes to Consolidated Financial Statements for further information regarding the acquisitions.

             PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS

                       (000's Except Share Data)

                                             December 31,    March  31,
                        ASSETS                   1996           1997
                                                    (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                   $  53,418    $  47,405
  Accounts receivable, net of
     contractual and other allowances of
     $20,161 and $22,600                         32,162       34,877
  Due from affiliates                            46,170       50,520
  Pharmaceuticals and supplies                    6,768        7,136
  Prepaid expenses and other                      6,125        7,508

          Total current assets                  144,643      147,446

PROPERTY AND EQUIPMENT, net                      64,184       63,793

INTANGIBLE ASSETS, net                          366,857      372,370

OTHER NONCURRENT ASSETS, net                      5,850        7,034

          Total assets                        $ 581,534    $ 590,643

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of obligations to           $   8,447    $   5,235
    affiliates
  Current portion of long-term debt               2,833        2,744
  Accounts payable and accrued                   27,205       28,845
    expenses
  Deferred taxes                                  2,599        2,599

          Total current liabilities              41,084       39,423

LONG-TERM DEBT, net of current portion          129,339      128,727
OBLIGATIONS TO AFFILIATES, net of                19,649       19,737
 current portion
DEFERRED TAXES AND OTHER LONG-TERM               80,789       84,261
 LIABILITIES

          Total liabilities                   $ 270,861    $ 272,148

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000,000
    shares authorized, 30,138,000                   298          301
    and 29,977,000 outstanding
  Preferred stock, $.01 par value, 10,000,000
    shares authorized, none outstanding             ---         ---
  Treasury stock at cost(0 and 125,000              ---       (2,500)
    shares)
  Additional paid-in capital                    296,454      302,087
  Retained earnings                              13,921       18,607

          Total stockholders' equity          $ 310,673    $ 318,495


          Total liabilities and               $ 581,534    $ 590,643
            stockholders' equity

   The accompanying notes are an integral part of these consolidated financial statements.

            PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS

                    (000's Except Per Share Amounts)

                                                 Three Months
                                               Ended March 31,
                                                1996      1997
                                                 (unaudited)
REVENUES:
  Management services                     $    30,601  $   63,162
  Medical services and other                   16,613      35,345

          Total revenues                       47,214      98,507

COSTS AND EXPENSES:
  Salaries, wages and benefits                 23,301      49,001
  Pharmaceuticals and supplies                  5,648      11,875
  General and administrative                   11,886      22,020
  Depreciation and amortization                 2,034       5,637
  Interest expense, net                           507       2,107
  Patent litigation defense costs                   _         507
  Merger transaction expenses                   9,000         _

          Total costs and expenses             52,376      91,147

INCOME (LOSS) BEFORE INCOME TAXES              (5,162)      7,360
PROVISION FOR INCOME TAXES                      1,581       2,674
NET INCOME (LOSS)                         $    (6,743)  $   4,686

NET INCOME (LOSS) PER SHARE               $      (.34)  $     .16

NUMBER OF SHARES USED IN NET
  INCOME (LOSS) PER SHARE CALCULATION          20,057      30,191

   The accompanying notes are an integral part of these consolidated financial statements.

             PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (000's)

                                                         Three Months
                                                        Ended March 31,
                                                        1996       1997
                                                          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).............................     $ (6,743)   $  4,686
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities-
    Depreciation and amortization ...............       2,034       5,637
    Changes in deferred taxes ...................         --          --
    Changes in assets and liabilities, net of
      effects of acquisitions-
      Accounts payable and accrued expenses......       4,525       1,172
      Accounts receivable, net and due from
      affiliates.................................      (4,407)     (6,497)
      Pharmaceuticals and supplies...............        (107)        126
      Prepaid expenses and other ................       5,566      (2,106)
        Net cash provided by operating
        activities ..............................         868       3,018
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of clinic operating assets, net of cash
    acquired ....................................      (9,441)     (1,858)
  Additions to property and equipment, net of effects
    acquisitions .................................     (2,050)     (2,118)
        Net cash used in investing activities ....    (11,491)     (3,976)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of common stock from
    offerings, net of offering costs .............        --          --
  Distributions to owners, net....................        --          --
  Proceeds from long-term debt....................      6,931         --
  Payments on long-term debt......................     (3,887)       (701)
  Net proceeds (repayments) on obligations to
    affiliates ...................................        --       (4,563)
  Proceeds from exercise of stock options.........        --          209
        Net cash provided by (used in) financing
          activities..............................      3,044      (5,055)
NET DECREASE IN CASH AND CASH EQUIVALENTS ........     (7,579)     (6,013)
CASH AND CASH EQUIVALENTS, beginning of period....     18,183      53,418
CASH AND CASH EQUIVALENTS, end of period..........   $ 10,604    $ 47,405
SUPPLEMENTAL NONCASH TRANSACTION:
  Sale of practice and related ASC in exchange for
     PRG common stock.............................    $   --     $ 2,500

   The accompanying notes are an integral part of these consolidated financial statements.

            PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              (Unaudited)

1.   BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION:

 PRG Organization

     Physicians Resource Group, Inc., a Delaware corporation (PRG or the Company) and subsidiaries were formed to provide physician practice management services to ophthalmic and optometric practices (the Practices). The Company was formed in November 1993 but had no substantive operations prior to its initial public offering and acquisition of its initial 10 eye care practices and five ambulatory surgery centers (ASCs) in June 1995 (one was subsequently constructed). PRG earns revenues by owning or providing management, marketing, financial resources and other services to ophthalmic and optometric practices, ASCs and optical dispensaries.

 1996 Activity

     Poolings

     During 1996, PRG merged with EyeCorp and acquired the assets and liabilities of seven eye care practices and one ASC in transactions accounted for as poolings of interests. In connection therewith, PRG issued 6,089,506 shares of common stock to the stockholders of EyeCorp in exchange for all of its outstanding common stock and 3,636,999 shares of common stock to the owners of the other pooled practices. The Company incurred approximately $12,000,000 of costs associated with these acquisitions. At the time of the merger, EyeCorp provided practice management services to 50 ophthalmic and optometric practices and owned five ASCs. PRG subsequently sold one of these practices and the related ASC back to the original owner. The consolidated financial statements reflect the financial condition and results of operations of these entities for all periods presented.

     Purchases

     During 1996, PRG also acquired certain assets and liabilities of 45 eye care practices and 15 ASCs in purchase transactions. PRG entered into associated practice service agreements with 40 of these practices (providing management services to five of the practices through existing service agreements). As consideration for these acquisitions, PRG paid approximately $11,820,000 in cash and issued 4,703,800 shares of its common stock.

     In November 1996, the Company acquired substantially all of the assets and certain of the liabilities of the eye care division of EquiMed, Inc. (EquiMed) in exchange for $55,077,000 in cash. Additionally, the Company acquired substantially all of the assets and certain of the liabilities of American Ophthalmic Incorporated (AOI) in November in exchange for $31,100,000 in cash and 1,314,045 shares of PRG common stock valued at $30,683,000. Both acquisitions were accounted for as purchases. The eye care division of EquiMed provided practice management services to 22 eye care practices and 10 ASCs. AOI provided practice management services to 16 eye care practices and nine ASCs. Acquisitions Subsequent to December 31, 1996 and Prior to
March 31,1997

      During the first quarter of 1997, PRG acquired certain assets and liabilities of five eye care practices, one ASC, one optical shop and one managed care vision company (the First Quarter Acquisitions). PRG entered into associated practice service agreements with four of these practices (providing management services to one practice through an existing service agreement). These acquisitions were accounted for as purchases. The net assets acquired in the transactions were approximately $1,065,000. As consideration for these acquisitions, PRG paid $1,938,000 in cash, issued 329,498 shares of its common stock and executed convertible promissory notes in the amount of $1,439,000. These notes bear interest at 7% and are convertible into PRG common stock after two years at the option of the holder at prices ranging between $18.60 and $18.73 per share. The PRG common stock issued in connection with the First Quarter Acquisitions was valued from $16.65 to $18.73 per share.

Basis of Presentation

     In the opinion of Company management, the accompanying consolidated financial statements include the accounts of the Company and all adjustments necessary to present fairly the Company's financial position as of March 31, 1997, its results of operations for the three month periods ended March 31, 1996 and 1997 and its cash flows for the three month periods ended March 31, 1996 and 1997. The financial statements for all pooled entities have been combined with those of the Company for all periods presented. Certain reclassifications of prior year amounts have been made to conform with current year presentation. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the Company's financial statements and footnotes thereto included in the Company's report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1997. The results of operations for the three month periods ended March 31, 1996 and 1997 may not be indicative of the results for the full year.

2.  REVENUE RECOGNITION AND RECEIVABLES:

     The Company manages its relationship with the Practices under various types of service and management agreements. The management services revenues earned under these arrangements are based on several different types of arrangements, including percentages of the medical services revenues or earnings, flat fees and reimbursement of clinic expenses and are presented as management services revenues on the accompanying consolidated statements of operations.

     Certain states in which the Company operates allow the corporate practice of medicine. In those states, the Company's revenues are derived from medical services performed. In addition, the Company owns, operates and manages ASCs through various arrangements. Revenues derived from owned ASCs are based on facility fees charged to patients and third-party payors for use of the ASCs. Revenues from managed ASCs are derived from a percentage of earnings as well as reimbursement of ASC expenses. ASCs revenues are also net of contractual adjustments. Revenues earned under these arrangements from majority owned ASCs are presented as medical services revenues on the accompanying consolidated statements of operations; minority owned ASCs are presented as management service revenues.

     Pursuant to the terms of certain of the Company's service agreements, the Practices' accounts receivable are purchased without recourse. The purchase price is the face amount of the accounts receivable less any reserve recorded by the Practices for uncollectible amounts. Accounts receivable are purchased daily and paid for at the end of each month. For the seven Practices owned by the Company, accounts receivable reflect the receivables from patients and third party payors net of the recorded reserve for contractual and other allowances.

     Due from affiliates on the accompanying consolidated balance sheet include management services receivables, receivables from the Practices for certain expenses being paid on their behalf and certain other miscellaneous receivables from the Practices. The receivables due from certain of the Practices are collateralized by a security interest in the Practices' receivables from third-party payors and patients.


3.  LONG-TERM OBLIGATIONS:

     In March 1997, PRG entered into a $90,000,000 credit facility  (the
PRG  Credit  Facility)  with  a  group   of  lenders  to  be  used   for
acquisitions, capital expenditures, working capital and repurchase of its common stock. The PRG Credit Facility is secured by the stock of all subsidiaries of PRG and is guaranteed by such subsidiaries. PRG may obtain advances under the PRG Credit Facility to the extent of the lesser of the $90,000,000 or the borrowing base in effect from time to time. Interest rates on borrowings are at the lenders prime rate plus
 .375% to 1.125% or LIBOR plus 1% to 2.125%, at the option of the borrower. No amounts have as yet been borrowed under this facility. As of March 31, 1997, the Company's borrowing capacity was $90,000,000.

4.   COMMITMENTS AND CONTINGENIES:

     During 1996, the Company acquired a Practice that is a party to litigation regarding alleged infringement of three patents related to certain refractive surgical procedures. The Practice believes that its procedure does not infringe the patented procedures and has not made any royalty payments related to its performed procedures. Although not named in the lawsuit, PRG is assisting in the defense of this litigation due to the potential impact on certain other Practices. The Company has incurred $507,000 of legal expenses related to this litigation during the first quarter of 1997 and expects to incur additional costs throughout 1997. Management of the Company believes that the outcome of this litigation will not have a material impact on its financial condition or results of operations.

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

     The Company is also involved in certain other lawsuits in the normal course of business. In the opinion of the Company's management, the ultimate liability, if any, will not have a material impact on the Company's financial position, results of operations or cash flows.

5.  STOCKHOLDERS' EQUITY:

    Common Stock

    In addition to the common stock outstanding at December 31, 1996, 329,498 shares were issued in the first quarter of 1997 in connection with the First Quarter Acquisitions and 35,700 shares were issued upon exercise of stock options. In addition, 9,296 shares were returned related to the AOI acquisition and 125,000 shares were received from the sale of the assets of one practice and related ASC back to the original owner. The shares received from the sale of assets have been accounted for as treasury stock. In March 1997, the Board of Directors approved the purchase by the Company of up to 4,000,000 shares of its outstanding common stock. Such shares can be purchased at any time at the discretion of management. As of May 1, 1997, 36,300 shares of PRG common stock had been purchased for $399,000.

     The Company has reserved (a) 5,000,000 shares of common stock for issuance upon exercise of stock options under the Company's stock option plans, (b) 40,000 shares of common stock for issuance upon exercise of warrants, (c) 5,000,000 shares of common stock for issuance upon conversion of the 6% convertible debentures (Debentures), (d) 101,000 shares of common stock upon conversion of convertible promissory notes issued in 1997 and (e) 200,000 shares of common stock upon conversion of the preferred stock issued to the Chairman of the Board and Chief Executive Officer of PRG discussed below. The Company also registered 10,000,000 shares of common stock during the first quarter of 1997, of which 9,713,032 shares remain available for future issuance as of May 1, 1997.

  Preferred Stock

     In 1997, the Board of Directors created a series of preferred stock, par value $.01 per share, of the Company and authorized 200,000 shares of convertible preferred stock designated as Series B convertible preferred stock (Series B). The holders of such Series B shares are not entitled to dividends nor shall they have voting rights, except as provided by law. Each share of Series B is convertible, at any time, into one share of the common stock of PRG, subject to certain adjustments. The shares are not redeemable and are non-cumulative. Upon liquidation, dissolution or winding-up of PRG, the holders of the shares shall be entitled to receive the liquidation value of shares ($.01 per share) in preference to and in priority over distributions upon the common stock.

     Effective February 21, 1997, the Board of Directors approved, subject to the consideration and approval of the stockholders of PRG, the grant of the right to purchase up to 200,000 of the Series B shares to the Chairman of the Board of Directors and Chief Executive Officer of PRG during the two year period beginning February 21, 1997 and ending on February 21, 1999. The letter agreement provides that the Chairman shall pay to PRG an amount equal to (i) the closing sales price of PRG's common stock on the New York Stock Exchange on the date of delivery of notice to PRG of the intention to purchase the shares times (ii) the number of shares purchased. The Chairman exercised his right to purchase 200,000 Series B shares for an aggregate price of $2,225,000. The purchase of the shares was funded by a loan from PRG, the principal of which is nonrecourse and the interest of which is recourse. The note evidencing the loan is secured by the Series B shares that were purchased.

6.  STOCK OPTION PLANS:

     The Amended and Restated 1995 Stock Option Plan, (the Plan) permits the Company to grant stock options to directors, key employees and certain advisors. The aggregate amount of common stock with respect to which options may be granted may not exceed 3,000,000 shares (1,000,000 shares are subject to stockholder approval). The 1995 Health Care Professionals Stock Option Plan (the HCP Plan) permits the Company to grant stock options to employees, advisors and consultants of the Company, which the Company expects will generally be ophthalmologists and optometrists, who both (i) provide advisory or consulting services to the Company and (ii) are employed by a Practice. The aggregate amount of common stock with respect to which options may be granted may not exceed 2,000,000 shares (1,000,000 shares are subject to stockholder approval).

7.  NEW ACCOUNTING PRONOUCEMENT

     The Company will adopt SFAS No. 128 Earnings per Share, effective December 15, 1997. SFAS No. 128 requires the calculation of basic earnings per share which is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period and diluted earnings per common share which is computed using the weighted average number of shares of common stock, common stock equivalents and any other dilute securities. As required, the Company will restate the reported earnings per share. Basic earnings (loss) per share for the three months ended March 31, 1997 and 1996, respectively, would have been $.15 and $(.34). Diluted earnings (loss) per share for the three months ended March 31, 1997 and 1996, respectively, would have been $.16 and $(.34).

8.  SUBSEQUENT EVENTS AND PRO FORMA INFORMATION:

  Acquisitions

     Between April 1, 1997 and May 1, 1997, the Company completed the acquisition of the assets of four eye care practices, entering into service agreements with one of the practices and providing management services to three of the practices through existing service agreements. As consideration for these acquisitions, PRG paid $4,413,000 in cash and executed a convertible promissory note in the amount of $446,000. This note bears interest at 7% and is convertible into PRG common stock after two years at the option of the holder at $18.60 per share. In addition to the subsequent acquisitions discussed above, the Company is currently in various stages of negotiations with a number of other eye care practices regarding the acquisition of certain assets and liabilities and the provision of management services. Management of PRG believes certain of these negotiations will result in additional acquisitions in the future.

  Pro Forma

     The summarized unaudited pro forma consolidated statement of operations data for the three months ended March 31, 1996 and 1997 presented below have been prepared as if (i) the public offering in 1996 had been completed; (ii) the issurance of the $125,000,000 of Debentures had been completed (iii) the consummation of the First Quarter Acquisitions and entry into service agreements with these eye care practices had occurred; and (iv) consummation of all 1996 acquisitions had occurred; all as if such transactions or events had occurred January 1, 1996 (amounts in 000's, except per share amounts):

                                            Three Months Ended
                                                 March 31,
                                              1996        1997
                                                (Unaudited)
      Total revenues .................     $ 97,092    $ 99,521
      Net income (loss)  .............       (4,107)      4,787
      Net income (loss) per share ....         (.14)        .16

      Number of shares used in net
      income (loss) per share
        calculation ..................       29,581      30,297

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     As discussed in Item 1, PRG conducted no significant operations until June 1995. Through the execution of service agreements with its initial 10 Practices, the Company began providing management, operational and administrative services in return for service fees. The expenses incurred by the Company in fulfilling its obligations under the service agreements are generally the same as the operating costs and expenses that would have otherwise been incurred by the Practices. In addition to the operating costs and expenses discussed above, the Company is incurring personnel and administrative expenses in connection with maintaining corporate and regional offices, which provide additional management and administrative services to the Practices.

     As discussed in Note 1 of the Notes to Consolidated Financial Statements, the Company made a number of acquisitions during 1996 and early 1997. On March 18, 1996, the Company merged, in a pooling of interests transaction, with EyeCorp, a physician practice management company currently providing management services to 49 practices and 4 ASCs. The Company issued 6,089,506 shares of its common stock in consideration thereof. The Company also acquired the assets of an additional 11 eye care practices and 9 ASCs at various dates during the first quarter of 1996 for cash of $7,883,000 and 1,446,437 shares of its common stock. During the second quarter of 1996, PRG acquired certain assets and liabilities of 11 eye care practices and 2 ASCs for cash of $1,835,000 and 801,639 shares of its common stock. In addition, during the second quarter of 1996, PRG acquired, in a transaction accounted for as a pooling of interests, one eye care practice. In connection therewith, PRG issued 281,832 shares of its common stock. During the third quarter of 1996, PRG acquired certain assets and liabilities of 11 eye care practices and 4 ASCs for cash of $767,000 and 1,374,799 shares of its common stock in purchase transactions. In addition, during the third quarter of 1996, PRG acquired in transactions accounted for as poolings of interests, six eye care practices and one ASC. In connection therewith, PRG issued 3,355,167 shares of its common stock. During the fourth quarter of 1996, the Company completed in purchase transactions,(i) the acquisition of the assets of 12 eye care practices for cash of $1,335,000 and 1,080,925 shares of its common stock, (ii) the acquisition of AOI, a privately-held physician practice management company providing management services to 16 practices and nine ASCs for cash of $31,100,000 and 1,314,045 shares of its common stock and (iii) the acquisition of substantially all of the assets and liabilities of 22 practices and 10 ASCs from EquuiMed for $55,077,000 in cash. To date during 1997, PRG has acquired certain assets and liabilities of an additional nine eye care practices and one ASC for cash of $6,351,000, 329,498 shares of its common stock and convertible promissory notes in the amount of $1,885,000. The financial statements of EyeCorp and the pooled practices have been combined with those of the Company for all periods presented in the accompanying financial statements.

RESULTS OF OPERATIONS - UNAUDITED HISTORICAL

     Of the 148 acquisitions consummated by PRG during 1996 and early 1997, 92 were accounted for as purchases. As a result, revenues, costs and expenses have all increased significantly during the three months ended March 31, 1997, when compared to the corresponding three months of the previous year.

Three Months Ended March 31, 1997  Compared to Three Months Ended March
31, 1996

  Revenues

     Revenues for the three month period ended March 31, 1997 increased $51,293,000 or 109% as compared to the same period in 1996. This increase was largely attributable to a significant increase in the number of practice asset acquisitions made during 1996 and 1997 that were accounted for as purchases (92 acquisitions). The percentage of revenues derived from management services and medical service did not change significantly between the two periods.

  Costs and Expenses

     The significant increase in total costs and expenses between the 1997 and 1996 period ($38,771,000), as well as the large percentage increase (74%), are both attributable to the acquisitions that caused the large revenue increase between the two periods. The number of acquisitions is also the primary reason for the large increase in the individual cost categories. Salaries, wages and benefits and pharmaceuticals and supplies did not change significantly as a percentage of revenues between the two periods. General and administrative decreased as a percentage of revenues (25% to 22%) due primarily to reduced expenses associated with EyeCorp and improved leverage of corporate costs relative to increased revenues. Depreciation and amortization increased as a percentage of revenues (4% to 6%) between the 1997 and 1996 period due primarily to increased intangible asset amortization associated with the numerous practice acquisitions accounted for as purchases during 1996 and early 1997. Interest expense increased between the two periods due primarily to significantly higher debt levels relative to the Debentures and assumed debt associated with the EquiMed and AOI acquisitions, all of which occurred in the fourth quarter of 1996. PRG had no merger transaction expenses during 1997 as no poolings were consummated during that period. Additionally, there were no patent litigation expenses during the first quarter of 1996, as PRG did not begin participating in this litigation until the fourth quarter of 1996.

  Provision For Income Taxes

     The effective income tax rate for the 1997 period (36%) is higher than the U.S. statutory rate of 35% due primarily to state income taxes, offset somewhat by the effect of tax exempt interest income earned on excess cash. The income tax provision for the 1996 period is primarily the result of federal and state income taxes on PRG's earnings, before the $9,000,000 of non-deductible merger transaction expenses and consideration of the losses from the entities which PRG merged with in pooling of interests transactions. A tax benefit for the interim earnings and losses for the entities with which PRG merged in pooling of interests transactions has not been provided since the taxable income of these entities was reduced to nominal levels.

RESULTS OF OPERATIONS - UNAUDITED PRO FORMA

     As discussed in Note 8 in the Notes to Consolidated Financial Statements the summarized unaudited pro forma consolidated statement of operations data for the three months ended March 31, 1996 and 1997 presented below have been prepared as if (i) the public offering in 1996 had been completed; (ii) the issuance of the $125,000,000 of Debentures had been completed (iii) the consummation of the First Quarter Acquisitions and entry into service agreements with these eye care practices had occurred; and (iv) consummation of all 1996 acquisitions had occurred; all as if such transactions or events had occurred January 1, 1996 (amounts in 000's, except per share amounts).

                                              Three Months Ended
                                                   March 31,
                                                1996         1997
                                                   (Unaudited)
     Total revenues ..................     $   97,092     $  99,521
     Net income (loss) ...............         (4,107)        4,787
     Net income (loss) per share .....           (.14)          .16

     Number of shares used in net
       income (loss) per share
         calculation .................         29,581        30,297

     Total  revenues increased slightly  between  the  two periods.  Pro forma net income increased approximately $8,894,000 between the two periods. This increase in income is attributable primarily to the $9,000,000 of non-recurring merger transaction expenses incurred in 1996 but not in 1997. Had the merger transaction expenses and related tax effects not been incurred, pro forma income and pro forma income per share for the three months ended March 31, 1996, would have been approximately $4,893,000 and $.16 per share, respectively, based on 30,354,251 shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

  Cash, Working Capital and Debt

     During the  three months  ended March  31, 1997,  the Company  made
various  significant  cash  expenditures    with  respect  to  (i)  debt
retirement, (ii) various practice asset acquisitions (see Note 1 of Notes to Consolidated Financial Statements), (iii) capital expenditures related to medical equipment and information systems, (iv) payment of taxes (v) line of credit facility and Debenture offering expenses and
(vi)  other  miscellaneous   cash  expenditures.     To  finance   these
expenditures, PRG utilized existing cash balances and cash generated from operations. Accordingly, as of March 31, 1997, cash on hand was $47,405,000, working capital was $108,023,000 and total long-term debt
was $148,464,000 (excluding current portion).   Subsequent to March  31,
1997,  the   Company  continued to  make  certain  cash expenditures  in connection  with  acquisitions, debt repayments and capital expenditures.

  Credit Facilities

     In March 1997, PRG entered into a $90,000,000 credit facility (the PRG Credit Facility) with a group of banks led by its existing lender to be used for acquisitions, capital expenditures, working capital and purchase of its common stock. The PRG Credit Facility is secured by the stock of all subsidiaries and is guaranteed by such subsidiaries. PRG may obtain advances under the PRG Credit Facility to the extent of the lesser of the $90,000,000 or the borrowing base in effect from time to time. Interest rates on borrowings are prime plus .375% to 1.125% or LIBOR plus 1.00% to 2.125%. No amounts have been drawn on this facility as of May 1, 1997.

  Liquidity

     As discussed above, PRG management anticipates that its existing cash resources, cash flow from operations and available borrowings under its existing credit facility will be sufficient to fund PRG's ongoing operations and capital expenditures through 1997, and that a combination of those same cash resources, PRG common stock, convertible notes and proceeds from other equity or debt offerings will be sufficient to fund the planned acquisition and stock purchase activities throughout 1997; however, there can be no assurance that the Company will be able to successfully consummate such offerings.

     During the fourth quarter of 1996 and the first quarter of 1997, the Company has experienced a decrease in the trading price for its common stock. Accordingly, management of PRG anticipates that certain 1997 acquisitions will be consummated with more cash and convertible notes, as was the case with acquisitions made in April 1997.

Other Matters.

     Certain statements in this Form 10-Q consist of forward-looking statements that involve risks and uncertainies, including the Company's ability to successfully acquire the assets of, service and integrate eye care providers, regulatory developments, the ability to adapt to the managed care environment and other risks detailed from time to time in the reports filed by the Company with the Securities and Exchange Commission, including Form 10-K dated March 31, 1997.

PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

     None

ITEM 2.   CHANGES IN SECURITIES.

     None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     None.

ITEM 5.   OTHER INFORMATION.

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.


(a)  Exhibit
     Number                       Description

     2.1  --   Amended and Restated Agreement and Plan of Merger by and
               among Physicians Resource Group, Inc., PRG Acquisition
               Corporation and EyeCorp, Inc., dated December 22,
               1995.(2)(8)

     2.2  --   Asset Purchase Agreement by and among EquiMed, Inc., PRG
               Georgia, and Physicians Resource Group, Inc. dated
               October 7, 1996. (8)

     2.3  --   Agreement and Plan of Merger by and among American
               Ophthalmic Incorporated, PRG Acquisition Corporation and
               Physician Resource Group, Inc. date October 7,1996.(12) (8)

     2.4  --   Asset Purchase Agreement by and among Sun Valley
               Acquisition Corporation, Barnet-Dulaney Eye Center,
               P.L.L.C., Ronald W. Barnet, M.D., David D. Dulaney,
               M.D., Robert B. Pinkert, O.D. and Scott A. Perkins, M.D.
               dated November 29, 1995.(2) (8)

     2.5  --   First Amendment to Asset Purchase Agreement by and among
               Sun Valley Acquisition   Corporation, Barnet-Dulaney Eye
               Center, P.L.L.C., Ronald W. Barnet, M.D., David D.
               Dulaney, M.D., Robert B. Pinkert, O.D. and Scott A.
               Perkins, M.D. dated February 14, 1996.(3) (8)

     2.6  --   Agreement and Plan of Merger by and among Physicians
               Resource Group, Inc., Sun Valley   Acquisition Corporation,
               SVAC Acquisition Corporation, Daniel D. Chambers, Michael R.
               Beck, John R. Hedrick and Michael Yeary dated December 6,
               1995.(2) (8)

     2.7  --   Agreement and Plan of Reorganization by and among PRG
               Nevada Acquisition Corporation II, Inc., Physician
               Resource Group, Inc., Shepard Eye Surgicenter, Ltd., John R.
               Shepherd,M.D. and Steven Hansen, M.D. dated December 6,
               1995.(2) (8)

     2.8  --   Agreement and Plan of Reorganization by and among PRG
               Nevada Acquisition Corporation III, Inc., Physicians
               Resource Group, Inc., John R. Shepherd, M.D., Ltd., d/b/a
               Shepherd  Eye Center, John R. Shepherd, M.D. and Steven
               Hansen, M.D. dated December 6, 1995.(2)(8)

     2.9  --   Asset Purchase Agreement by and among Sun Valley
               Acquisition Corporation, Mann Berkeley Eye Center, P.A.,
               Paul Michael Mann, M.D. and Ralph G. Berkeley, M.D. dated
               November 11, 1995.(2) (8)

     2.10 -- First Amendment to Asset Purchase Agreement by and among Sun Valley Acquisition Corporation, Mann Berkeley Eye Center, P.A., Paul Michael Mann, M.D. and Ralph G.
               Berkeley, M.D. dated February 14, 1996.(3) (8)

     2.11 -- Agreement and Plan of Merger by an among Central Florida Eye Associates, P.A., Ronald Case, M.D., Brian Renz, M.D., Teo Kulyk, M.D., Jay Mulaney, M.D., PRG FL Acquisition Corporation, and Physicians Resource Group, Inc.(13) (8)

     2.12 --   Agreement and Plan of Merger by an among G.C.R.
               Investors, Ronald Case, M.D., Brian Renz, M.D., Jay
               Mulaney, M.D., PRG FL Partnership I, and Physicians Resource Group, Inc. (13) (8)

     2.13 -- Agreement and Plan of Merger by and among Central Florida Eye Associates, Partners, Ronald Case, M.D., Brian Renz, M.D., Teo Kulyk, M.D., Jay Mulaney, M.D., PRG FL Partnership II, and Physicians Resource Group, Inc.(13) (8)

     2.14 --   Agreement and Plan of Merger by and among South Texas
               Retina Affiliates, Inc., South Texas Retina Consultants, L.L.P., Charles H. Campbell, M.D., P.A., Charles H. Campbell, M.D., PRG TX Acquisition Corp. I and Physicians Resource Group, Inc.(13) (8)

     2.15 -- Agreement and Plan of Merger, dated August 13, 1996, between PRG Ohio III, Inc., Physicians Resource Group, Inc., Cincinnati Eye Institute, Inc., John S. Cohen, M.D., James D. Faulkner, M.D., William J. Faulkner, M.D., Robert C. Kersten, M.D., Richard S. Kerstine, M.D., Robert H. Osher, M.D.,
               Robert W. Nash, M.D., Michael R. Petersen, M.D., Gary A. Varley, M.D., Linda J. Greff, M.D., Linda J. Greff, M.D., Robert J. Cionni, M.D., Kevin T. Corcoran, O.D., and Corwin
               M. Smith, M.D.(14) (8)

     2.16 --   Agreement and Plan of Reorganization, dated August 13,
               1996, between PRG HEA Acq. Corp., Physicians Resource
               Group, Inc., Houston Eye Associates, P.A., Malcom L. Mazow, MD., Robert H. Stewart, M.D., Robert B. Wilkins, M.D.,
               Jeffrey D. Lanier, M.D., Michael   A. Bloome, M.D., Paul C.
               Salmonsen, M.D., Richard L. Kimbrough, M.D., Jack T. Holladay, M.D., Jeffrey B. Arnoult, M.D. , William H.
               Quayle, M.D., John D. Goosey,      M.D., John M.  Lim, M.D.,
               Kathryn H. Musgrove, M.D., Marsha F. Soechting, M.D., and Marc N. Longo, M.D.(14) (8)

    2.17 -- Asset Purchase Agreement, dated August 13, 1996, between PRG Ohio III, Inc., Physicians Resource Group, Inc. and CEI Realty Associates, Ltd.(14) (8)

    2.18 -- Agreement and Plan of Merger, dated August 13, 1996, between PRG IV Acq. Corp., Physicians Resource Group, Inc., Gregory L. Henderson, M.D., P.A., and Gregory L. Henderson, M.D.(14) (8)

    2.19 -- Agreement and Plan of Merger, dated August 13, 1996, between PRG IX Acq. Corp., Physicians Resource Group, Inc., William Reynolds, M.D., P.A., and William Reynolds, M.D.(14) (8)

    2.20 -- Agreement and Plan of Merger, dated August 12, 1996, between PRG II Acq. Corp., Physician Resource Group, Inc., Tampa Eye Clinic, P.A., J. Burns Creighton, M.D., Ronald Seeley, M.D., Lewis Lauring, M.D., William Reynolds,
               M.D., David Leach, M.D., P.A., and Timothy Lorenzen,
               M.D., P.A.(14) (8)

    2.21 --    Agreement and Plan of Merger, dated August 13, 1996,
               between PRG XI Acq. Corp.,    Physician Resource Group, Inc.,
               Timothy Lorenzen, M.D., P.A. and Timothy Lorenzen,
               M.D.(14) (8)

    2.22 -- Agreement and Plan of Merger, dated August 13, 1996, between PRG VII Acq. Corp., Physician Resource Group, Inc., Ronald Seeley, M.D., P.A. and Ronald Seeley, M.D. (14)
               (8)

    2.23 -- Agreement and Plan of Merger, dated August 13, 1996, between PRG VI Acq. Corp., Physicians Resource Group, Inc.,
               J. Burns Creighton, M.D., P.A. and J. Burn Creighton,
               M.D.(14) (8)

    2.24 -- Agreement and Plan of Merger, dated August 13, 1996, between PRG X Acq. Corp., Physicians Resource Group, Inc., David Leach, M.D., P.A. and David Leach, M.D.(14)(8)

    2.25 -- Agreement and Plan of Merger, dated August 13, 1996, between PRG VIII Acq. Corp., Physicians Resource Group, Inc., Lewis Lauring, M.D., P.A and Lewis Lauring, M.D. (14)(8)

    2.26 --    Asset Purchase Agreement, dated August 13, 1996, between
               PRG Ohio, L.P., CEI Realty    Associates, Ltd., and Physicians
               Resource Group, Inc.(14)(8)

    2.27 -- Share Exchange Agreement by and among PRG Florida XII, Inc., Melbourne Eye Associates of Brevard, Inc.,
               Melbourne Eye Associates, P.A., William Broussard, Trustee U.T.D. March 24, 1980, Michael F. Corcoran, M.D., Trustee
               U.T.D. September 26, 1988,    Andrew Zorbis, M.D., Ralph
               Paylor, M.D., L. Neal Freeman, M.D., and Kaukwok Frederick Ho, M.D., Trustee U.T.D. November 24, 1989 and Physicians Resource Group, Inc.(15) (8)

    3.1  --    Second Restated Certificate of Incorporation of
               Physicians Resource Group, Inc.(10)

    3.2  --    Certificate of Designations, Preferences, Rights and
               Limitations of Class A Preferred Stock of Physicians
               Resource Group, Inc.(1)

    3.3  --    Third Amended and Restated Bylaws of Physicians Resource
               Group, Inc.(5)

    4.1  --    Form of Warrant Certificate.(1)

    4.2  --    Form of certificate evidencing ownership of common stock
               of Physicians Resource Group, Inc.(1)

    4.3  --    Rights Agreement dated as of April 19, 1996 between
               Physicians Resource Group, Inc. and Chemical Mellon
               Shareholder Services(9)

   10.1  --    Physicians Resource Group, Inc. Amended and Restated 1995
               Stock Option Plan.(5)(7)

   10.2  --    Physicians Resource Group, Inc. 1995 Health Care
               Professionals Stock Option Plan.(1)

   10.3  --    Employment Agreement between Physicians Resource Group,
               Inc. and Gregory L. Solomon.(1)(7)

   10.4  --    Employment Agreement between Physicians Resource Group,
               Inc. and Emmett E. Moore.(17)(7)

   10.5  --    Employment Agreement between Physicians Resource Group,
               Inc. and Richard M. Owen.(17)(7)

   10.6  --    Form of Indemnification Agreement for certain
               Directors.(1)

   10.7  --    Form of Service Agreement by and between Physicians
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

  10.25 --     Loan Agreement dated as of January 8, 1996 between
               PRG and NationsBank of Tennessee, N.A.
               ("NationsBank").(2)

  10.26 --     Subordination Agreement dated as of December 28,
               1995 by and among NationsBank, EyeCorp, Eyecare Resource, Inc., the EyePA, Inc. and PRG.(2)

  10.27 --     Reimbursement Agreement dated as of December 28,
               1995 between EyeCorp and PRG.(2)

  10.28 -- Service Agreement dated as of February 23, 1994, by and between EyeCorp, Inc., the Vitreoretinal Foundation and David Meyer, M.D., John E. Linn, M.D., John D. Armstrong, M.D., John L. Elfervig, M.D. and Thomas A. Browning, M.D.(5)(8)

  10.29 -- Amendment to Service Agreement, dated March 8, 1996, by and between the Vitreoretinal Foundation, David Meyer, M.D., John E. Linn, M.D., John D. Armstrong, M.D., John
               L. Elfervig, M.D. and Thomas A. Browning, M.D. and
               EyeCorp, Inc..(5)

  10.30 -- Second Amendment to Service Agreement dated as of February 23, 1994, by and between EyeCorp, Inc., the Vitreoretinal Foundation and David Meyer, M.D., John E. Linn, M.D., John D. Armstrong, M.D., John L. Elfervig, M.D. and Thomas A. Browning, M.D.(5)

  10.31 -- Loan and Security Agreement dated as of December 28, 1995 among EyeCorp, Inc., EyeCare Resource, Inc. The EyePA, Inc. and NationsBank of Tennessee, N.A.(5)

  10.32 -- Form of Indenture, dated as of December 11, 1996, between Physicians Resource Group, Inc. and U.S. Trust Company of New York, N.A. (10)

  10.33 --     Form of Registration Rights Agreement, dated as of
               December 6, 1996, between Physicians Resource Group, Inc., and Smith Barney, Inc., Alex Brown & Sons
               Incorporated, Soloman Brothers, Dillon Reed & Co., Inc. and Volpe Welty & Company.(10)

  10.34 --     Form of Purchase Agreement dated as of December 6,
               1996.(10)

  10.35 -- Loan Agreement for $90,000,000 Revolving Credit Loan dated March 14, 1997, between Physician Resource Group, Inc. and NationsBank of Tennessee, N.A. Agent the Banks Signatory Hereto.(16)

  10.36 --     Physicians Resource Group, Inc. Employee Stock
               Purchase Plan (11)

  10.37 --    Employment Agreement between Physicians Resource
              Group, Inc. and Mark Kingston(7)(16)

  10.38 --    Employment Agreement between Physicians Resource
              Group, Inc. and Richard D'Amico(7)(16)

  10.39 --    Employment Agreement between Physicians Resource
              Group, Inc. and Jonathan Bond(7)(16)

  10.40 --    Employment Agreement between Physicians Resource
              Group, Inc. and Daniel Chambers(7)(16)

  24.1  --    Power of Attorney (contained on the signature page
              of this report).

  27.0  --    Financial Data Schedule(17)


(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-91440) and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (No.333-00230) and incorporated herein by reference.
(3)      Previously filed as an  exhibit to the  Company's Current Report  on
  Form  8-K  dated   February  14,  1996  and  incorporated  herein   by
  reference.
(4) Previously filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ending June 30, 1995, and incorporated herein by reference.
(5) Previously filed as an exhibit to the Company's annual report on Form 10-K for the year ending December 31, 1995, and incorporated herein by reference.
(6) Previously filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ending September 30, 1995, and incorporated by reference.
(7) Management contract or compensatory plan or arrangement, which is being identified as such pursuant to Item 14(a)3 of Form 10-K.
(8) Schedules and similar attachments to this Exhibit have not been filed herewith, but the nature of their contents is described in the body of  this Exhibit.  The  Company agrees to furnish  a copy of  any
  such  omitted  schedules  and  attachments  to  the  Commission   upon
  request.
(9) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (no. 333-3852) and incorporated herein by reference.
(10)     Previously filed  as  an  exhibit  to  the  Company's  Registration
  Statement  on  Form   S-4  (333-19185)  and  incorporated  herein   by
  reference.
(11) Previously filed as an exhibit to the Company's Registration Statement on Form S-8 (No. 333-15547) and incorporated herein by reference.
(12) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated October 7, 1996 and incorporated herein by reference.
(13) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated June 30, 1996, and incorporated herein by reference.
(14) Previously filed as an amendment to the Company's Current Report on Form 8-K dated August 30, 1996, and incorporated herein by reference.
(15)     Previously filed as an amendment to the Company's Current Report on
  Form  8-K  dated   October  19,  1996,  and  incorporated  herein   by
  reference.
(16) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ending December 31, 1996, and incorporated herein by reference.
(17)    Filed herewith

  (b)   Reports on Form 8-K

  1. On April 1, 1997, the Company filed with the Securities and Exchange Commission (the Commission) a Current Report on Form 8-K dated March 24, 1997, which Form 8-K reported the consummation of the acquisitions of Eye Associates, S.C. and Excimer Laser Associates, Ltd. and West Suburban Eye Associates, Ltd. The following financial statements were included in such Form 8-K:

     (i) The audited balance sheet of Eye Associates, S.C. and Excimer Laser Associates, Ltd. as of December 31, 1995, and the related audited statement of earnings, owners' equity and cash flows for the year then ended and the unaudited statements of earnings and cash flows for the six months ended June 30, 1995 and 1996.

     (ii) The audited balance sheet of West Suburban Eye Associates, Ltd. as of December 31, 1996, and the related audited statements of earnings, owners' equity and cash flows for the period then ended.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    PHYSICIANS RESOURCE GROUP, INC.




Dated:    May 15, 1997              By:/S/RICHARD M. OWEN
                                    Richard M. Owen
                                    President and Chief Financial Officer