Form 10-Q
period 1997-06-30
PHYSICIANS RESOURCE GROUP INC
filed 1997-08-14
CIK 944402

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                                 Yes [X] No [_]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                    Class                    Outstanding at August 1, 1997
          ----------------------------       -----------------------------
          Common Stock, $.01 par value             30,213,681 shares

                PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                      INDEX

PART I.  FINANCIAL INFORMATION

                                                                            PAGE

Item 1   CONSOLIDATED FINANCIAL STATEMENTS

         Balance Sheets as of June 30, 1997 and December 31, 1996 ............1

         Statements of Operations for the six months
              ended June 30, 1997 and 1996 ...................................2

         Statements of Operations for the three months
              ended June 30, 1997 and 1996 ...................................3

         Statements of Cash Flows for the six months
              ended June 30, 1997 and 1996 ...................................4

         Notes to Financial Statements  ......................................5

Item 2   Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................8


PART II. OTHER INFORMATION

Item 1   Legal Proceedings...................................................12

Item 4   Submission of Matters to a Vote of Security Holders.................12

Item 6   Exhibits and Reports on Form 8-K....................................14


SIGNATURES...................................................................21


Exhibit 10.41................................................................22

Exhibit 11.1  ...............................................................26

Exhibit 27    ...............................................................27

                PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                        June 30,    December 31,
                                                          1997          1996
                                                       ----------    ----------
                                                      (unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ......................  $   22,152    $   53,418
     Accounts receivable, net of
       contractual and other allowances .............      33,567        32,162
     Due from affiliates ............................      56,405        46,170
     Pharmaceuticals and supplies ...................       7,171         6,768
     Prepaid expenses and other .....................       8,114         6,125
                                                       ----------    ----------

          Total current assets ......................     127,409       144,643

PROPERTY AND EQUIPMENT, net .........................      65,947        64,184

INTANGIBLE ASSETS, net ..............................     378,105       366,857

OTHER NONCURRENT ASSETS, net ........................       7,202         5,850
                                                       ----------    ----------

          Total assets ..............................  $  578,663    $  581,534
                                                       ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of obligations to affiliates ...  $    3,322    $    8,447
     Current portion of long-term debt ..............       3,026         2,833
     Accounts payable and accrued expenses ..........      18,313        27,205
     Deferred taxes .................................       2,599         2,599
                                                       ----------    ----------

          Total current liabilities .................      27,260        41,084


LONG-TERM DEBT, net of current portion ..............     128,716       129,339
OBLIGATIONS TO AFFILIATES, net of current portion ...      17,330        19,649
DEFERRED TAXES AND OTHER LONG-TERM LIABILITIES ......      84,337        80,789
                                                       ----------    ----------

          Total liabilities .........................     257,643       270,861

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, 100,000,000
       shares authorized, 30,207,000 and
       29,782,000 outstanding in 1997 and 1996,
       respectively .................................         302           298

     Preferred stock, $.01 par value, 10,000,000
       shares authorized, 200,000 outstanding in 1997           2          --

     Treasury stock, at cost, 161,300 shares in 1997       (2,899)         --
     Note receivable from stock sale ................      (2,225)         --

     Additional paid-in capital .....................     304,047       296,454
     Retained earnings ..............................      21,793        13,921
                                                       ----------    ----------
          Total stockholders' equity ................     321,020       310,673
                                                       ----------    ----------
          Total liabilities and stockholders' equity   $  578,663    $  581,534
                                                       ==========    ==========

The accompanying notes are an integral part of these financial statements.

                PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             Six Months
                                                           Ended June 30,
                                                     --------------------------
                                                        1997            1996
                                                     ----------      ----------
                                                            (unaudited)
REVENUES:
     Management services ......................      $  132,092      $   69,305
     Medical services and other ...............          73,370          33,595
                                                     ----------      ----------
          Total revenues ......................         205,462         102,900
                                                     ----------      ----------


COSTS AND EXPENSES:
     Salaries, wages and benefits .............         102,515          51,883
     Pharmaceuticals and supplies .............          25,320          13,045
     General and administrative ...............          47,394          23,657
     Depreciation and amortization ............          11,808           4,504
     Interest expense, net ....................           4,654             389
     Patent litigation defense costs ..........           1,231            --
     Merger transaction expenses ..............            --             9,000
                                                     ----------      ----------

          Total costs and expenses ............         192,922         102,478
                                                     ----------      ----------

INCOME BEFORE INCOME TAXES ....................          12,540             422
PROVISION FOR INCOME TAXES ....................           4,668           3,611

                                                     ----------      ----------
NET INCOME (LOSS) .............................      $    7,872      $   (3,189)
                                                     ==========      ==========
NET INCOME (LOSS) PER SHARE ...................      $     0.26      $    (0.15)
                                                     ==========      ==========
NUMBER OF SHARES USED IN NET
  INCOME (LOSS) PER SHARE CALCULATION .........          30,153          21,813
                                                     ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             Three Months
                                                            Ended June 30,
                                                      -------------------------
                                                         1997           1996
                                                      ----------     ----------
                                                             (unaudited)
REVENUES:
     Management services ........................     $   68,930     $   38,704
     Medical services and other .................         38,025         16,982
                                                      ----------     ----------
          Total revenues ........................        106,955         55,686
                                                      ----------     ----------

COSTS AND EXPENSES:
     Salaries, wages and benefits ...............         53,514         28,581
     Pharmaceuticals and supplies ...............         13,445          7,397
     General and administrative .................         25,374         11,771
     Depreciation and amortization ..............          6,171          2,471
     Interest expense (income), net .............          2,547           (118)
     Patent litigation defense costs ............            724           --
                                                      ----------     ----------
          Total costs and expenses ..............        101,775         50,102
                                                      ----------     ----------
INCOME BEFORE INCOME TAXES ......................          5,180          5,584
PROVISION FOR INCOME TAXES ......................          1,994          2,030
                                                      ----------     ----------
NET INCOME ......................................     $    3,186     $    3,554
                                                      ==========     ==========
NET INCOME PER SHARE ............................     $     0.11     $     0.15
                                                      ==========     ==========
NUMBER OF SHARES USED IN NET
  INCOME PER SHARE CALCULATION ..................         30,176         24,474
                                                      ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                      SIX MONTHS
                                                                     ENDED JUNE 30,
                                                                ------------------------
                                                                   1997          1996
                                                                ----------    ----------
                                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ........................................   $    7,872    $   (3,189)
   Adjustments to reconcile net income (loss) to
     net cash used in operating activities--
     Depreciation and amortization ..........................       12,116         4,418
     Change in deferred taxes ...............................         --          (6,321)
     Changes in assets and liabilities, net of effects
        of acquisitions--
        Accounts payable and accrued expenses ...............       (9,385)       (1,894)
        Accounts receivable, net and due from affiliates ....      (10,532)       (4,488)
        Pharmaceuticals and supplies ........................          150          (178)
        Prepaid expenses and other ..........................       (5,439)        1,038
                                                                ----------    ----------
          Net cash used by operating activities .............       (5,218)      (10,614)
                                                                ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of clinic operating assets,
     net of cash acquired ...................................       (8,115)      (12,486)
   Additions to property and equipment,
     net of effects of acquisitions .........................       (6,462)       (4,877)
                                                                ----------    ----------
          Net cash used in investing activities .............      (14,577)      (17,363)
                                                                ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of common stock from
     offerings, net of offering costs .......................         --         114,550
   Distributions to owners, net .............................         --            (100)
   Proceeds from long-term debt .............................        1,152        18,746
   Payments on long-term debt ...............................       (1,756)      (41,824)
   Net proceeds (repayments) on obligations to
     affiliates .............................................      (10,704)         --
   Proceeds from exercise of stock options ..................          236           700
   Purchase of treasury stock ...............................         (399)         --
                                                                ----------    ----------
          Net cash provided by (used in) financing activities      (11,471)       92,072
                                                                ----------    ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........      (31,266)       64,095
CASH AND CASH EQUIVALENTS, beginning of period ..............       53,418        18,183
                                                                ----------    ----------
CASH AND CASH EQUIVALENTS, end of period ....................   $   22,152    $   82,278
                                                                ==========    ==========
SUPPLEMENTAL NONCASH TRANSACTION:
   Sale of practice and related ASC in exchange for
     PRG common stock .......................................   $    2,500    $     --
                                                                ==========    ==========
   Receivable from sale of stock ............................   $    2,225    $     --
                                                                ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

         The interim consolidated financial statements of Physicians Resource Group, Inc. and subsidiaries ("PRG" or the "Company") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly the Company's results of operations and cash flows for the periods presented. Certain amounts in prior periods financial statements have been reclassified to conform to the 1997 presentation. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

2. ACQUISITIONS

         During the three months ended June 30, 1997, the Company acquired certain assets and liabilities of eight eye care practices, one ambulatory surgery center ("ASC") and two optical shops. The Company entered into associated practice service agreements with three of these practices. These acquisitions were accounted for as purchases. The net assets acquired in the transactions were approximately $1,273,000. As consideration for these acquisitions, the Company paid approximately $5,948,000 in cash and executed convertible promissory notes in the amount of $2,293,000. These notes bear interest at 7% and are convertible into PRG common stock after two years at the option of the holder at prices ranging between approximately $15.00 and $19.00 per share.

         The summarized unaudited pro forma consolidated statement of operations data for the six months ended June 30, 1997 and 1996 presented below have been prepared as if (i) the public offering in 1996 had been completed; (ii) the issuance of the $125,000,000 of 6% Convertible Subordinated Debentures had been completed; (iii) the consummation of all 1997 and 1996 acquisitions and related service agreements had occurred with the related PRG revenues being based on historical clinic expenses; (iv) the impact of amortization of intangibles and interest expense generated by acquisitions had occurred; all as if such transactions or events had occurred on January 1, 1996.


                                                SIX MONTHS ENDED
                                                    JUNE 30,
                                            -----------------------
                                               1997         1996
                                            ----------   ----------
                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
           Total revenues ...............   $  207,969   $  197,160

           Net income (loss) ............        8,079         (526)
           Net income (loss) per share ..   $     0.27   $    (0.02)

           Number of shares used in
             net income (loss) per
             share calculation ..........       30,281       29,617

3. REVENUE RECOGNITION AND RECEIVABLES

         The Company manages its relationship with certain affiliated ophthalmic and optometric practices ("the Practices") under various types of service and management agreements. The management service revenues earned under these agreements are based on several different types of arrangements, including percentages of the medical service revenues or earnings, flat fees and reimbursement of clinic expenses and are presented as management service revenues on the accompanying consolidated statements of operations.

         Certain states in which the Company operates allow the corporate practice of medicine. In those states, the Company's revenues are derived from medical services performed. In addition, the Company owns, operates and manages ASCs through various arrangements. Revenues derived from company-owned ASCs are based on facility fees charged to patients and third-party payors for use of the ASC. Revenues from managed ASCs are derived from a percentage of earnings as well as reimbursement of ASC expenses. ASCs revenues are also net of contractual adjustments. Revenues earned under these arrangements from majority owned ASCs are presented as medical service revenues on the accompanying consolidated statements of operations; minority owned ASCs are presented as management service revenues, as discussed in the preceding paragraph.

         Due from affiliates on the accompanying consolidated balance sheets include management service receivables, receivables from the Practices for certain expenses paid on their behalf and certain other miscellaneous receivables from the Practices. The receivables due from certain Practices are collateralized by a security interest in the Practices' receivables from third-party payors and patients.

         During the six months ended June 30, 1997, the Company provided its affiliated practices access to corporate working capital, resulting in a $10.2 million increase in Due from affiliates since December 31, 1996. The Company is in the process of implementing procedural changes to prevent the further decline of the Company's cash balances. Additionally, management is developing repayment terms for its affiliated practices and is evaluating the collectibility of these receivables. Management expects to complete this review by year end.

4. CREDIT FACILITY

         In March 1997, PRG entered into a $90,000,000 credit facility (the "PRG Credit Facility") with a group of lenders to be used for acquisitions, capital expenditures, working capital and repurchase of its common stock. The PRG Credit Facility is secured by the stock of all subsidiaries of the Company and is guaranteed by such subsidiaries. The Company may obtain advances under the PRG Credit Facility to the extent of the lesser of the $90,000,000 or the borrowing base in effect from time to time. Interest rates on borrowings are at the lenders' prime rate plus .375% to 1.125% or LIBOR plus 1% to 2.125%, at the option of the borrower. No amounts have as yet been borrowed under this facility. The full amount is available for borrowing at June 30, 1997.

5. COMMITMENTS AND CONTINGENCIES

         During 1996, the Company acquired a Practice that is a party to litigation regarding alleged infringement of three patents related to certain refractive surgical procedures. The Practice believes that its procedure does not infringe the patented procedures and has not made any royalty payments related to its performed procedures. PRG is assisting in the defense of this litigation due to the potential impact on certain other Practices. The Company has incurred $507,000 of legal expenses related to this litigation during the three months ended March 31, 1997 and $724,000 during the three months ended June 30, 1997. The Company expects to incur additional costs associated with this litigation throughout 1997 (see Part II, Item I, "Legal Proceedings"). Management of the Company believes that while the ultimate outcome of this litigation will not have a material impact on its financial condition or results of operations, the $1,231,000 of legal costs associated with this litigation discussed above has had a material impact on the Company's results of operations during 1997 to date, and will continue to have a material impact at least through the third quarter.

         On May 15, 1997, EquiMed, Inc. ("EquiMed") initiated arbitration proceedings against the Company and a wholly-owned subsidiary of the Company before the American Arbitration Association, Philadelphia, Pennsylvania, alleging breach of contract, fraud, trespass, and conversion based principally on the alleged failure of the Company to cooperate with EquiMed in completing follow on acquisitions that could have resulted in the payment of additional consideration to EquiMed, the alleged failure by the Company to provide EquiMed with access to EquiMed's accounting records and the Company's assertion against EquiMed of an offset claim. EquiMed has asserted entitlement to damages in excess of $30 million plus punitive damages, costs and attorneys' fees. PRG intends to vigorously defend such claims and has asserted a counterclaim against EquiMed for damages in excess of $45 million.

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

6. STOCKHOLDERS' EQUITY

         In March 1997, the Board of Directors approved the purchase by the Company of up to 4,000,000 shares of its outstanding common stock. Such shares can be purchased at any time at the discretion of management. As of August 1, 1997, 36,300 shares of PRG common stock had been purchased for $399,000.

         The Company also registered 10,000,000 shares of common stock during the first quarter of 1997 to be used primarily for acquisitions, of which 9,670,502 shares remain available for future issuance as of August 1, 1997.

         In 1997, the Board of Directors created a series of preferred stock, par value $.01 per share, of the Company and authorized 200,000 shares of convertible preferred stock designated as Series B Convertible Preferred Stock ("Series B"). The holders of such Series B shares are not entitled to dividends nor have voting rights, except as provided by law. Each share of Series B is convertible, at any time, into one share of the common stock of PRG, subject to certain adjustments. The shares are non- redeemable and are non-cumulative. Upon liquidation or dissolution of PRG, the holders of the shares shall be entitled to receive the liquidation value of shares ($.01 per share) in preference to and in priority over distributions upon the common stock.

         Effective February 21, 1997, the Board of Directors approved the grant of the right to purchase up to 200,000 of the Series B shares to the Chairman of the Board of Directors and Chief Executive Officer (the "Chairman") of PRG during the two year period beginning February 21, 1997 and ending on February 21, 1999. The agreement provides that the Chairman shall pay to PRG an amount equal to the closing sale price of PRG's common stock on the New York Stock Exchange on the date of delivery of notice to PRG of the intention to purchase the shares times the number of shares purchased. The Chairman exercised his right to purchase 200,000 Series B shares for an aggregate price of $2,225,000 on March 25, 1997. The purchase of the shares was funded by a loan from PRG, the principal of which is non-recourse and the interest of which is recourse. The note evidencing the loan is secured by the Series B shares that were purchased. The note bears interest at 6.42%.

7. NEW ACCOUNTING PRONOUNCEMENT

         In February 1997, the Financial Accounting Standards Board released Standard No. 128, "Earnings per Share", which must be adopted for both interim and annual periods ending after December 15, 1997, with earlier application not permitted. Based on preliminary estimates, basic earnings per share defined by the standard is consistent with current reporting of net income per common share. The difference between basic and diluted earnings per share is expected to be insignificant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         PRG conducted no significant operations until June 1995. Through the execution of service agreements with its initial 10 Practices and five ASCs, the Company began providing management, operational and administrative services in return for service fees. The expenses incurred by the Company in fulfilling its obligations under the service agreements are generally the same as the operating costs and expenses that would have otherwise been incurred by the Practices. In addition to the operating costs and expenses discussed above, the Company is incurring personnel and administrative expenses in connection with maintaining corporate and regional offices, which provide additional management and administrative services to the Practices.

         The Company made a number of acquisitions during 1996 and the first half of 1997. On March 18, 1996, the Company merged, in a pooling of interests transaction, with EyeCorp, a physician practice management company currently providing management services to 49 practices and four ASCs. The Company issued 6,089,506 shares of its common stock in consideration thereof. The Company also acquired the assets of an additional 11 eye care practices and nine ASCs at various dates during the first quarter of 1996 for cash of $7,883,000 and 1,446,437 shares of its common stock. During the second quarter of 1996, PRG acquired certain assets and liabilities of 11 eye care practices and two ASCs for cash of $1,835,000 and 801,639 shares of its common stock. In addition, during the second quarter of 1996, PRG acquired, in a transaction accounted for as a pooling of interests, one eye care practice. In connection therewith, PRG issued 281,832 shares of its common stock. During the third quarter of 1996, PRG acquired certain assets and liabilities of 11 eye care practices and four ASCs for cash of $767,000 and 1,374,799 shares of its common stock in purchase transactions. In addition, during the third quarter of 1996, PRG acquired, in transactions accounted for as poolings of interest, six eye care practices and one ASC. In connection therewith, PRG issued 3,355,167 shares of its common stock. During the fourth quarter of 1996, the Company completed in purchase transactions, (i) the acquisition of the assets of 12 eye care practices for cash of $1,335,000 and 1,080,925 shares of its common stock, (ii) the acquisition of American Ophthalmic Incorporated, a privately held physician practice management company providing management services to 16 practices and nine ASCs for cash of $31,100,000 and 1,314,045 shares of its common stock and
(iii) the acquisition of substantially all of the assets and liabilities of 22 practices and 10 ASCs from EquiMed for $55,077,000 in cash. Through the six months ended June 30, 1997, PRG has acquired certain assets and liabilities of an additional 13 eye care practices, two ASCs and three optical shops for cash of $8,115,000, 329,498 shares of its common stock and convertible promissory notes in the amount of $3,732,000. The financial statements of EyeCorp and the pooled practices have been combined with those of the Company for all periods presented in the accompanying financial statements.

         Certain statements in this Form 10-Q consist of forward-looking statements that involve risks and uncertainties, including the Company's ability to successfully acquire the assets of, service and integrate eye care providers, regulatory developments, the ability to adapt to the managed care environment and other risks detailed from time to time in the reports filed by the Company with the Securities and Exchange Commission, including Form 10-K dated December 31, 1996.

RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

REVENUES

         Total revenue for the six months ended June 30, 1997 increased $102,562,000, or 100% as compared to the same period in 1996. The increase in total revenues was largely attributable to the significant increase in the number of acquisitions made during the second half of 1996 and in 1997.

COSTS AND EXPENSES

         Salaries, wages and benefits for the six month period ended June 30, 1997 increased $50,632,000, or 98% over the same period in 1996. Salaries, wages and benefits as a percentage of total revenue remained unchanged for the comparable periods. The increase in dollar amounts is largely attributable to the significant increase in the number of acquisitions during the second half of 1996 and during 1997. Additionally, personnel costs increased with the addition of regional operating directors and accounting personnel at both the corporate office and regional accounting centers.

         General and administrative expenses for the six month period ended June 30, 1997 increased $23,737,000, or 100% over the same period in 1996. General and administrative costs as a percent of total revenue remained unchanged for the comparative periods. This cost increase was largely attributable to the significant increase in the number of acquisitions made during the second half of 1996 and during 1997. Additionally, telephone, marketing and meeting costs increased during the six months ended June 30, 1997 due to the addition of regional operating directors as well as an increased effort to increase patient flow into the Practices.

         Depreciation and amortization expense for the comparable periods increased $7,304,000, or 162%, during the six months ended June 30, 1997. Depreciation and amortization as a percent of total revenue increased from 4% for the six months ended June 30, 1996 to 6% for the comparable period in 1997. The percentage increase is primarily due to increased amortization associated with the significant number of acquisitions during the second half of 1996 and during 1997 that were accounted for under the purchase method of accounting, as compared to certain previous acquisitions accounted for under the pooling of interests method of accounting.

         Interest expense, net for the six month period ended June 30, 1997 increased $4,265,000 over the comparable period in 1996. This change is attributable to the overall increase in outstanding debt during the six months ended June 30, 1997, as compared to the same period in 1996.

         Patent litigation defense costs for the six months ended June 30, 1997 increased $1,231,000 and were primarily incurred in association with the Pillar Point litigation (see Part II, Item I, "Legal Proceedings"). The Company expects to incur additional costs associated with this litigation throughout 1997. Management of the Company believes that while the ultimate outcome of this litigation will not have a material impact on its financial condition or results of operations, the costs associated with this litigation have had a material impact on the Company's results of operations during 1997 to date, and will continue to have a material impact at least through the third quarter.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

REVENUES

         Total revenue for the three months ended June 30, 1997, increased $51,269,000 or 92% as compared to the same period in 1996. The increase in total revenues was largely attributable to the significant increase in the number of acquisitions made during the second half of 1996 and 1997.

COSTS AND EXPENSES

         Salaries, wages and benefits for the three month period ended March 31, 1997 increased $24,933,000, or 87% over the three month period in 1996. This increase is primarily attributable to the significant increase in the number of acquisitions during the second half of 1996 and during 1997. Additionally, personnel costs increased with the addition of regional operating directors in accounting personnel at both the corporate office and regional accounting centers.

         General and administrative expenses for the three month period ended June 30, 1997, increased $13,603,000 or 116% over the same period in 1996. General and administrative costs as a percent of total revenue increased from 21% for the three months ended June 30, 1996 to 24% for the comparable period in 1997. This increase was largely attributable to the significant increase in the number of acquisitions made during the second half of 1996 and during

1997. Additionally, telephone, marketing and meeting costs increased during the quarter ended June 30, 1997 due to the addition of regional operating directors as well as an increased effort to increase patient flow into the practices.

         Depreciation and amortization expense for the comparable periods increased $3,700,000 or 150% during the three month period ended June 30, 1997. Depreciation and amortization as a percent of total revenue increased from 4% for the three months ended June 30, 1996, to 6% for the comparable period in 1997. The percentage increase is primarily due to increased amortization associated with the significant number of acquisitions during the second half of 1996 and during 1997 that were accounted for under the purchase method of accounting, as compared to previous acquisitions primarily accounted for as poolings of interest.

         Interest expense, net for the three month period ended June 30, 1997, increased $2,665,000 over the comparable period in 1996. This change is attributable to the overall increase in outstanding debt during the three months ended June 30, 1997, as compared to the same period in 1996.

         Patent litigation defense costs for the three months ended June 30, 1997, increased $724,000 and were primarily incurred in association with the Pillar Point litigation (see Part II, Item I, "Legal Proceedings"). Management of the Company believes that while the ultimate outcome of this litigation will not have a material impact on its financial condition or results of operations, the costs associated with this litigation had a material impact on the Company's results of operations during 1997 to date, and will continue to have a material impact at least through the third quarter.

LIQUIDITY AND CAPITAL RESOURCES

CASH, WORKING CAPITAL AND DEBT

         During the six months ended June 30, 1997, the Company made various significant cash expenditures with respect to (i) debt retirement, (ii) various practice asset acquisitions, (iii) working capital advanced to affiliated practices, (iv) capital expenditures related to medical equipment and information systems, (v) payment of taxes, and (vi) the credit facility and Debenture offering expenses. To finance these expenditures, PRG utilized existing cash balances and cash generated from operations. Accordingly, as of June 30, 1997, cash on hand was $22,152,000, working capital was $100,149,000 and total long-term debt was $128,716,000 (excluding current portion).


CREDIT FACILITIES

         In March 1997, PRG entered into a $90,000,000 credit facility (the "PRG Credit Facility") with a group of banks led by its existing lender to be used for acquisitions, capital expenditures, working capital and purchase of its common stock. The PRG Credit Facility is secured by the stock of all subsidiaries and is guaranteed by such subsidiaries. PRG may obtain advances under the PRG Credit Facility to the extent of the lesser of the $90,000,000 or the borrowing base in effect from time to time. Interest rates on borrowings are prime plus .375% to 1.125% or LIBOR plus 1.00% to 2.125%. No amounts have been drawn on this facility as of August 1, 1997. The full amount is available for borrowing at June 30, 1997.

LIQUIDITY

         During the six months ended June 30, 1997, the Company provided its affiliated practices access to corporate working capital, resulting in a $10.2 million increase in Due from affiliates since December 31, 1996. The Company is in the process of implementing procedural changes to prevent the further decline of the Company's cash balances. Additionally, management is developing repayment terms for its affiliated practices and is evaluating the collectibility of these receivables. Management expects to complete this review by year end.

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

         During the fourth quarter of 1996 and the first half of 1997, the Company has experienced a decrease in the trading price for its common stock. Accordingly, management of PRG anticipates that certain 1997 acquisitions will be consummated with more cash and convertible notes, or a combination thereof.

PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         EQUIMED, INC. V. PHYSICIANS RESOURCE GROUP, INC. AND PRG GEORGIA, INC. On May 15, 1997, EquiMed, Inc. initiated arbitration proceedings against the Company and a wholly-owned subsidiary of the Company before the American Arbitration Association, Philadelphia, Pennsylvania, alleging breach of contract, fraud, trespass, and conversion based principally on the alleged failure of the Company to cooperate with EquiMed in completing follow on acquisitions that could have resulted in the payment of additional consideration to EquiMed, the alleged failure by the Company to provide EquiMed with access to EquiMed's accounting records and the Company's assertion against EquiMed of an offset claim. EquiMed has asserted entitlement to damages in excess of $30 million plus punitive damages, costs and attorneys' fees. PRG intends to vigorously defend such claims and has asserted a counterclaim against EquiMed for damages in excess of $45 million.

         PILLAR POINT PARTNERS, SUMMIT PARTNERS, INC. AND VISX PARTNERS, INC. V. DAVID DULANEY AND ANNE MARIE DULANEY, RONALD BARNET AND TERI LYNN BARNET, BARNET DULANEY EYE CENTER, P.L.L.C. AND SUN VALLEY ACQUISITION CORP. Pillar Point Partners, Summit Partners, Inc. and VISX Partners, Inc. initiated this patent infringement suit against a PRG affiliated practice and claim that the refractive procedure performed by the physicians associated with this practice infringes certain patents owned by the plaintiffs. The defendants have asserted defenses of non-infringement and invalidity of the patents. The action was recently amended to include a wholly-owned subsidiary of the Company. PRG has agreed to be responsible for the payment of the attorneys' fees and costs associated with this action, but has not agreed to be responsible for any damage awards that may be awarded. To the extent that PRG is involved in the action, it intends to vigorously defend such claims.

         PRG is involved in certain other lawsuits in the normal course of business. In the opinion of the Company's management, the ultimate liability, if any, will not have a material adverse impact on the Company's business or operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 21, 1997, the Annual Meeting of Stockholders of PRG was held in Dallas, Texas for the following purposes:

         (1) The election of nominees for the class of Directors whose term expired in 1997;

         (2) The approval of the Employee Stock Purchase Plan and Amendment One thereto;

         (3) The approval of amendments to the 1995 Health Care Professionals Stock Option Plan and the Amended and Restated 1995 Stock Option Plan;

         (4) The approval of new stock option grants in connection with the cancellation of existing stock option grants; and

         (5) The approval of an arrangement related to the purchase of PRG Convertible Preferred Stock by Emmett E. Moore, Chairman of the Board of Directors and Chief Executive Officer of PRG.

         Description of Proposals

         (1) Six directors, Emmett E. Moore, Joe E. Ellis, O.D., Charles D. Fritch, M.D., Bruce E. Herron, M.D., James W. Rayner, M.D. and Kenneth C. Westfield, M.D. were in the class of directors whose term of office expired in 1997. The Board of Directors nominated the six directors listed above for reelection as directors for a three-year term expiring at PRG's Annual Meeting of Stockholders in 2000 or until their successors are elected and shall have qualified. The continuing directors are as follows: Alan C. Baum, M.D., Lucius
E. Burch, III, Richard A. Gilleland, David Meyer, M.D., David M. Schneider, M.D., P. Harold Wallar, M.D., Richard M. Owen, James E. McDonald, II, M.D., Joseph C. Noreika, M.D., Paul M. Shimoff, M.D. and Ronald L. Stanfa, M.D.

         (2) On August 19, 1996, the Board of Directors approved, subject to the consideration and approval of the Stockholders of PRG, a proposed Employee Stock Purchase Plan (the "Plan"). The Plan's effective date is January 1, 1997. In addition, effective January 1, 1997, the Executive Committee adopted, subject to the consideration and approval of the Stockholders, Amendment One to the Plan reducing the time period which an employee must be employed by PRG to be eligible to participate in the Plan from one year to six months. The purpose of the Plan is to allow eligible employees to purchase the Company's Common Stock through accumulated payroll withholding amounts. The aggregate number of shares of Common Stock that may be issued pursuant to the Plan is 1,000,000 shares.

         (3) On February 2, 1997, the Board approved, subject to the consideration and approval of the Stockholders of PRG, amendments to the Amended and Restated 1995 Stock Option Plan. The amendments : (i) increase the maximum number of shares with respect to which awards may be made to any participant under the plan from 1,000,000 to 2,000,000; (ii) increase the number of shares of Common Stock with respect to which options may be granted from 2,000,000 to 3,000,000; (iii) remove certain references to Rule 16b-3 and remove certain limitations in the plan document upon the use of shares to satisfy a tax withholding requirement, which references and limitations are no longer required in light of Rule 16b-3 amendments; (iv) replace the requirement that members of the Committee (as defined in the plan document) be "disinterested" within the meaning of Rule 16b-3 as in effect prior to the Rule 16b-3 amendments with a requirement that the committee members be both (a) "Non-Employee Directors" within the meaning of Rule 16b-3 as in effect following the Rule 16b-3 amendments and (b) "outside directors" within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"); (v) extend the term of the plan until January 1, 2007; (vi) delete the requirement of stockholder approval of any amendment to the plan that materially increases the benefits available under such plan or materially modifies the requirements for eligibility under such plan; and (vii) delete the prohibition against amending the terms governing Automatic Grants (as defined in the plan document) more frequently than every six months.

         On February 2, 1997, the Board of Directors approved, subject to the consideration and approval of the Stockholders of PRG amendments to the Health Care Professionals Plan. The amendments: (i) increase the number of shares of Common Stock with respect to which options may be granted under the plan from 1,000,000 to 2,000,000; (ii) add non-employee directors to the class of persons eligible to receive options under the plan; (iii) add a provision limiting the number of shares with respect to which any participant may receive options under the plan to 1,000,000; and (iv) add a requirement that Committee (as defined in the plan document) members be both (a) "Non-Employee Directors" within the meaning of Rule 16b-3 as in effect following the Rule 16b-3 Amendments and (b) "outside directors" within the meaning of Section 162(m) of the Code.

         (4) Due to a decline in the price of the Common Stock in fiscal 1996, certain options granted on April 17, 1996 to Emmett E. Moore, Richard M. Owen, Richard J. D'Amico, Mark P. Kingston, John N. Bingham, Richard Talbot and Michael Casas were exercisable at prices which exceed the current market value of the Common Stock. In order to restore the incentive value to such options, effective February 21, 1997, the Board approved, subject to the consideration and approval of the Stockholders of PRG, the issuance of new option grants to Emmett E. Moore, Richard M. Owen, Richard J. D'Amico, Mark P. Kingston, John N. Bingham, Richard Talbot and Michael Casas with an exercise price equal to the market price on February 21, 1997. The new options shall vest and become exercisable over a period of four (4) years at a rate of 25% per year.

         (5) The Board created a series of Preferred Stock, par value $.01 per share of the Company and authorized 200,000 shares of convertible preferred stock designated as "Series B Convertible Preferred Stock" (hereinafter the "Shares"). The holders of such Shares are not entitled to dividends nor do they have voting rights, except as provided by law. Each Share is convertible, at any time, into one share of the Common Stock of PRG, subject to certain adjustments. The Shares are not redeemable and they are non-cumulative. The Board may issue shares senior in preference to the Shares. Upon liquidation, dissolution or winding-up of PRG, the holders of the Shares are entitled to receive the liquidation value of such Shares ($.01 per share) in preference to and in priority over distributions upon the Common Stock of PRG.

         Effective February 21, 1997, the Board approved, subject to the consideration and approval of the Stockholders of PRG, a grant of the right to purchase up to 200,000 of the Shares to Emmett E. Moore. In order to facilitate the purchase of the Shares by Mr. Moore, the Board approved, subject to the consent of the Stockholders of PRG, a loan to Mr. Moore in an amount up to $5,000,000. All advances under the note evidencing the loan must be repaid on the fourth anniversary of the advance. Mr. Moore is not personally liable for the payment of sums of principal due under the note but is personally liable for the payment of interest accrued under the note. The Shares purchased by Mr. Moore serve as security for the note. On March 25, 1997, subject to Stockholder approval, Mr. Moore exercised his right to purchase 200,000 Shares at a price of $11.125 per share.

         Each of the five proposals were approved by the Stockholders. The number of votes cast are summarized in the following chart.

                                                                     Votes
                                                    ------------------------------------
                                                                                ABSTAINED
DESCRIPTION                                             FOR         AGAINST    OR WITHHELD
                                                    ----------     ---------     -------
Election of Directors:

  Emmett E. Moore                                   22,620,830                   986,911
  Joe E. Ellis, O.D.                                22,639,533                   955,724
  Charles D. Fritch, M.D.                           22,766,760                   840,981
  Bruce E. Herron, M.D.                             22,724,878                   882,863
  James W. Rayner, M.D.                             22,829,324                   778,417
  Kenneth C. Westfield, M.D.                        22,717,667                   890,074

Employee Stock Purchase Plan and Amendment
One thereto                                         17,518,051       936,133      40,073

Amendment to the 1995 Health Care Professionals
Plan and the Amended and Restated 1995 Stock
Option Plan                                         15,126,456     3,302,551      65,250

New Stock Option Grants in connection with
Cancellation of Existing Stock Option Grants        10,767,061     7,632,846      94,350

Arrangement Related to the purchase of PRG
Convertible Preferred Stock by Emmett E. Moore      13,877,707     3,033,622     354,704

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit
         Number                               Description
         ------                               -----------

         2.1      --   Amended and Restated Agreement and Plan of Merger by and
                       among Physicians Resource Group, Inc., PRG Acquisition
                       Corporation and EyeCorp, Inc., dated December 22,
                       1995.(2) (8)

         2.2      --   Asset Purchase Agreement by and among EquiMed, Inc., PRG
                       Georgia, and Physicians Resource Group, Inc. dated
                       October 7, 1996.(12) (8)

         2.3      --   Agreement and Plan of Merger by and among American
                       Ophthalmic Incorporated, PRG Acquisition Corporation and
                       Physician Resource Group, Inc. dated October 7, 1996.(12)
                       (8)

         2.4      --   Asset Purchase Agreement by and among Sun Valley
                       Acquisition Corporation, Barnet- Dulaney Eye Center,
                       P.L.L.C., Ronald W. Barnet, M.D., David D. Dulaney, M.D.,
                       Robert B. Pinkert O.D. and Scott A. Perkins, M.D. dated
                       November 29, 1995.(2) (8)

         2.5      --   First Amendment to Asset Purchase Agreement by and among
                       Sun Valley Acquisition Corporation, Barnet-Dulaney Eye
                       Center, P.L.L.C., Ronald W. Barnet, M.D., David D.
                       Dulaney, M.D., Robert B. Pinkert, O.D. and Scott A.
                       Perkins, M.D. dated February 14, 1996.(3) (8)

         2.6      --   Agreement and Plan of Merger by and among Physicians
                       Resource Group, Inc., Sun Valley Acquisition Corporation,
                       SVAC Acquisition Corporation, Daniel D. Chambers, Michael
                       R. Beck, John R. Hedrick and Michael Yeary dated December
                       6, 1995.(2) (8)

         2.7      --   Agreement and Plan of Reorganization by and among PRG
                       Nevada Acquisition Corporation II, Inc., Physician
                       Resource Group, Inc., Shepard Eye Surgicenter, Ltd., John
                       R. Shepherd, M.D. and Steven Hansen, M.D. dated December
                       6, 1995.(2) (8)

         2.8      --   Agreement and Plan of Reorganization by and among PRG
                       Nevada Acquisition Corporation III, Inc., Physicians
                       Resource Group, Inc., John R. Shepherd, M.D., Ltd., d/b/a
                       Shepherd Eye Center, John R. Shepherd, M.D. and Steven
                       Hansen, M.D. dated December 6, 1995.(2) (8)

         2.9      --   Asset Purchase Agreement by and among Sun Valley
                       Acquisition Corporation, Mann Berkeley Eye Center, P.A.,
                       Paul Michael Mann, M.D. and Ralph G. Berkeley, M.D. dated
                       November 11, 1995.(2) (8)

         2.10     --   First Amendment to Asset Purchase Agreement by and among
                       Sun Valley Acquisition Corporation, Mann Berkeley Eye
                       Center, P.A., Paul Michael Mann, M.D. and Ralph G.
                       Berkeley, M.D. dated February 14, 1996.(3) (8)

         2.11     --   Agreement and Plan of Merger by and among Central Florida
                       Eye Associates, P.A., Ronald Case, M.D., Brian Renz,
                       M.D., Teo Kulyk, M.D., Jay Mulaney, M.D., PRG FL
                       Acquisition Corporation, and Physicians Resource Group,
                       Inc.(13) (8)

         2.12     --   Agreement and Plan of Merger by and among G.C.R.
                       Investors, Ronald Case, M.D., Brian Renz, M.D., Jay
                       Mulaney, M.D., PRG FL Partnership I, and Physicians
                       Resource Group, Inc. (13) (8)

         2.13     --   Agreement and Plan of Merger by and among Central Florida
                       Eye Associates, Partners, Ronald Case, M.D., Brian Renz,
                       M.D., Teo Kulyk, M.D., Jay Mulaney, M.D., PRG FL
                       Partnership II, and Physicians Resource Group, Inc.(13)
                       (8)

         2.14     --   Agreement and Plan of Merger by and among South Texas
                       Retina Affiliates, Inc., South Texas Retina Consultants,
                       L.L.P., Charles H. Campbell, M.D., P.A., Charles H.
                       Campbell, M.D., PRG TX Acquisition Corp. I and Physicians
                       Resource Group, Inc.(13) (8)

         2.15     --   Agreement and Plan of Merger, dated August 13, 1996,
                       between PRG Ohio III, Inc., Physicians Resource Group,
                       Inc., Cincinnati Eye Institute, Inc., John S. Cohen,
                       M.D., James D. Faulkner, M.D., William J. Faulkner, M.D.,
                       Robert C. Kersten, M.D., Richard S. Kerstine, M.D.,
                       Robert H. Osher, M.D., Robert W. Nash, M.D., Michael R.
                       Petersen, M.D.,

                       Gary A. Varley, M.D., Linda J. Greff, M.D., Robert J. Cionni, M.D., Kevin T. Corcoran, O.D. and Corwin M. Smith, M.D.(14) (8)

         2.16     --   Agreement and Plan of Reorganization, dated August 13,
                       1996, between PRG HEA Acq. Corp., Physicians Resource
                       Group, Inc., Houston Eye Associates, P.A., Malcom L.
                       Mazow, MD., Robert H. Stewart, M.D., Robert B. Wilkins,
                       M.D., Jeffrey D. Lanier, M.D., Michael A. Bloome, M.D.,
                       Paul C. Salmonsen, M.D., Richard L. Kimbrough, M.D., Jack
                       T. Holladay, M.D., Jeffrey B. Arnoult, M.D. , William H.
                       Quayle, M.D., John D. Goosey, M.D., John M. Lim, M.D.,
                       Kathryn H Musgrove, M.D., Marsha F. Soechting, M.D. and
                       Marc N. Longo, M.D.(14) (8)

         2.17     --   Asset Purchase Agreement, dated August 13, 1996, between
                       PRG Ohio III, Inc., Physicians Resource Group, Inc. and
                       CEI Realty Associates, Ltd.(14) (8)

         2.18     --   Agreement and Plan of Merger, dated August 13, 1996,
                       between PRG IV Acq. Corp., Physicians Resource Group,
                       Inc., Gregory L. Henderson, M.D., P.A. and Gregory L.
                       Henderson, M.D.(14) (8)

         2.19     --   Agreement and Plan of Merger, dated August 13, 1996,
                       between PRG IX Acq. Corp., Physicians Resource Group,
                       Inc., William Reynolds, M.D., P.A. and William Reynolds,
                       M.D.(14) (8)

         2.20     --   Agreement and Plan of Merger, dated August 12, 1996,
                       between PRG II Acq. Corp., Physician Resource Group,
                       Inc., Tampa Eye Clinic, P.A., J. Burns Creighton, M.D.,
                       Ronald Seeley, M.D., Lewis Lauring, M.D., William
                       Reynolds, M.D., David Leach, M.D., P.A. and Timothy
                       Lorenzen, M.D., P.A.(14) (8)

         2.21     --   Agreement and Plan of Merger, dated August 13, 1996,
                       between PRG XI Acq. Corp., Physician Resource Group,
                       Inc., Timothy Lorenzen, M.D., P.A. and Timothy Lorenzen,
                       M.D.(14) (8)

         2.22     --   Agreement and Plan of Merger, dated August 13, 1996,
                       between PRG VII Acq. Corp., Physician Resource Group,
                       Inc., Ronald Seeley, M.D., P.A. and Ronald Seeley, M.D.
                       (14) (8)

         2.23     --   Agreement and Plan of Merger, dated August 13, 1996,
                       between PRG VI Acq. Corp., Physicians Resource Group,
                       Inc., J. Burns Creighton, M.D., P.A. and J. Burns
                       Creighton, M.D.(14) (8)

         2.24     --   Agreement and Plan of Merger, dated August 13, 1996,
                       between PRG X Acq. Corp., Physicians Resource Group,
                       Inc., David Leach, M.D., P.A. and David Leach, M.D.(14)
                       (8)

         2.25     --   Agreement and Plan of Merger, dated August 13, 1996,
                       between PRG VIII Acq. Corp., Physicians Resource Group,
                       Inc., Lewis Lauring, M.D., P.A. and Lewis Lauring, M.D.
                       (14) (8)

         2.26     --   Asset Purchase Agreement, dated August 13, 1996, between
                       PRG Ohio, L.P., CEI Realty Associates, Ltd. and
                       Physicians Resource Group, Inc.(14) (8)

         2.27     --   Share Exchange Agreement by and among PRG Florida XII,
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

         3.1      --   Second Restated Certificate of Incorporation of
                       Physicians Resource Group, Inc.(10)

         3.2      --   Certificate of Designations, Preferences, Rights and
                       Limitations of Class A Preferred Stock of Physicians
                       Resource Group, Inc.(1)

         3.3      --   Third Amended and Restated Bylaws of Physicians Resource
                       Group, Inc.(5)

         4.1      --   Form of Warrant Certificate.(1)

         4.2      --   Form of certificate evidencing ownership of common stock
                       of Physicians Resource Group, Inc.(1)

         4.3      --   Rights Agreement dated as of April 19, 1996 between
                       Physicians Resource Group, Inc. and Chemical Mellon
                       Shareholder Services.(9)

         10.1     --   Physicians Resource Group, Inc. Amended and Restated 1995
                       Stock Option Plan.(5) (7)

         10.2     --   Physicians Resource Group, Inc. 1995 Health Care
                       Professionals Stock Option Plan.(1)

         10.3     --   Employment Agreement between Physicians Resource Group,
                       Inc. and Gregory L. Solomon.(1) (7)

         10.4     --   Employment Agreement between Physicians Resource Group,
                       Inc. and Emmett E. Moore.(19) (7)

         10.5     --   Employment Agreement between Physicians Resource Group,
                       Inc. and Richard M. Owen.(19) (7)

         10.6     --   Form of Indemnification Agreement for certain
                       Directors.(1)

         10.7     --   Form of Service Agreement by and between Physicians
                       Resource Group, Inc., Physicians Resource Group
                       Subsidiary, Inc. and TPZ, Inc. d/b/a/ Eye Care of Medina,
                       Inc.(1)

         10.8     --   Form of Service Agreement by and between Physicians
                       Resource Group, Inc., its wholly-owned subsidiary and The
                       Eye Clinic of Texas.(1)

         10.9     --   Form of Service Agreement by and between Physicians
                       Resource Group, Inc., its wholly-owned subsidiary and David M. Schneider, M.D., Inc.(1)

         10.10    --   Form of Service Agreement by and between Physicians
                       Resource Group, Inc., its wholly-owned subsidiary and Texas Eye Institute Assoc.(1)

         10.11    --   Form of Service Agreement by and between Physicians
                       Resource Group Subsidiary, Inc., its wholly-owned subsidiary and McDonald Eye Associates, P.A.(1)

         10.12    --   Form of Service Agreement by and between Physicians
                       Resource Group, Inc., its wholly-owned subsidiary and Michael A. Minadeo, M.D., P.A.(1)

         10.13    --   Form of Service Agreement by and between Physicians
                       Resource Group, Inc., its wholly-owned subsidiary and Southern Nevada Eye Clinic, Inc., Kenneth C. Westfield,
                       M.D., Ltd. and Nevada Institute of Ambulatory Surgery,
                       Inc.(1)

         10.14    --   Form of Service Agreement by and between Physicians
                       Resource Group, Inc., its wholly-owned subsidiary and Eye
                       Clinic, P.C.(1)

         10.15    --   Form of Service Agreement by and between Superior Eye
                       Care, Inc. and Charles D. Fritch, M.D., Inc.(1)

         10.16    --   Form of Service Agreement by and among Pacific Vision
                       Services, Inc. and Loma Linda Ophthalmology Medical
                       Group, Inc., Inland Eye Institute Medical Group, Inc. and
                       T.E.S.C., Inc.(1)

         10.17    --   First Amendment to Service Agreement by and among
                       Physicians Resource Group, Inc., as successor by merger to Pacific Vision Services, Inc., Loma Linda
                       Ophthalmology Medical Group, Inc., Inland Eye Institute
                       Medical Group, Inc. and T.E.S.C., Inc. dated August 9,
                       1995.(4)

         10.18    --   Subscription Agreement, dated March 31, 1995, between
                       Notre Capital Ventures, Ltd. and Physicians Resource
                       Group, Inc.(1)

         10.19    --   Form of Registration Rights Agreement.(1)

         10.20    --   Form of Registration Rights Agreement.(1)

         10.21    --   Form of Registration Rights and Stockholders
                       Agreement.(1)

         10.22    --   Form of Registration Rights Agreement dated as of March
                       7, 1996, by and among Physicians Resource Group, Inc. and the former stockholders of EyeCorp, Inc.(5)

         10.23    --   Form of Option Agreement between Physicians Resource
                       Group, James A. Price, M.D., Ben F. House, M.D., Bruce E.
                       Herron, M.D. and Mark R. Bateman, M.D.(1)

         10.24    --   Separation and Mutual Release Agreement between Gregory
                       Solomon and Physicians Resource Group.(6) (7)

         10.25    --   Loan Agreement dated as of January 8, 1996, between PRG
                       and NationsBank of Tennessee, N.A.(2)

         10.26    --   Subordination Agreement dated as of December 28, 1995, by
                       and among NationsBank, EyeCorp, Eyecare Resource, Inc., the EyePA, Inc. and PRG.(2)

         10.27    --   Reimbursement Agreement dated as of December 28, 1995,
                       between EyeCorp and PRG.(2)

         10.28    --   Service Agreement dated as of February 23, 1994, by and
                       between EyeCorp, Inc., the Vitreoretinal Foundation and
                       David Meyer, M.D., John E. Linn, M.D., John D. Armstrong,
                       M.D., John L. Elfervig, M.D. and Thomas A. Browning,
                       M.D.(5) (8)

         10.29    --   Amendment to Service Agreement, dated March 8, 1996, by
                       and between the Vitreoretinal Foundation, David Meyer,
                       M.D., John E. Linn, M.D., John D. Armstrong, M.D., John
                       L. Elfervig, M.D. and Thomas A. Browning, M.D. and
                       EyeCorp, Inc.(5)

         10.30    --   Second Amendment to Service Agreement dated as of
                       February 23, 1994, by and between EyeCorp, Inc., the
                       Vitreoretinal Foundation and David Meyer, M.D., John E.
                       Linn, M.D., John D. Armstrong, M.D., John L. Elfervig,
                       M.D. and Thomas A. Browning, M.D.(5)

         10.31    --   Loan and Security Agreement dated as of December 28,
                       1995, among EyeCorp, Inc., EyeCare Resource, Inc., The
                       EyePA, Inc. and NationsBank of Tennessee, N.A.(5)

         10.32    --   Form of Indenture dated as of December 11, 1996, between
                       Physicians Resource Group, Inc. and U.S. Trust Company of
                       New York, N.A. (10)

         10.33    --   Form of Registration Rights Agreement, dated as of
                       December 6, 1996, between Physicians Resource Group,
                       Inc., and Smith Barney, Inc., Alex Brown & Sons
                       Incorporated, Soloman Brothers, Dillon Reed & Co., Inc.
                       and Volpe Welty & Company.(10)

         10.34    --   Form of Purchase Agreement dated as of December 6,
                       1996.(10)

         10.35    --   Loan Agreement for $90,000,000 Revolving Credit Loan,
                       dated March 14, 1997, between Physicians Resource Group,
                       Inc. and NationsBank of Tennessee, N.A., Agent for the
                       Banks Signatory hereto.(16)

         10.36    --   Physicians Resource Group, Inc. Employee Stock Purchase
                       Plan (11)

         10.37    --   Employment Agreement between Physicians Resource Group,
                       Inc. and Mark Kingston.(7) (16)

         10.38    --   Employment Agreement between Physicians Resource Group,
                       Inc. and Richard D'Amico.(7) (16)

         10.39    --   Employment Agreement between Physicians Resource Group,
                       Inc. and Jonathan Bond.(7) (16)

         10.40    --   Employment Agreement between Physicians Resource Group,
                       Inc. and Daniel Chambers.(7) (16)

         10.41    --   First Amendment to Loan Agreement, dated June 2, 1997,
                       between Physicians Resource Group, Inc. and NationsBank of Tennessee, N.A., Agent for the Bank's signatory thereto.(17)

         10.42    --   Physicians Resource Group, Inc. 401(k) Plan.(18) (8)

         11.1     --   Computation of Earnings per Share.(17)

         24.1     --   Power of Attorney (contained on the signature page of
                       this report).

         27.0     --   Financial Data Schedule.(17)

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-91440) and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-00230) and incorporated herein by reference.

(3) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated February 14, 1996, and incorporated herein by reference.

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

(8) Schedules and similar attachments to this Exhibit have not been filed herewith, but the nature of their contents is described in the body of this Exhibit. The Company agrees to furnish a copy of any such omitted schedules and attachments to the Securities & Exchange Commission upon request.

(9) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-3852) and incorporated herein by reference.

(10) Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-19185) and incorporated herein by reference.

(11) Previously filed as an exhibit to the Company's Registration Statement on Form S-8 (No. 333-15547) and incorporated herein by reference.

(12) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated October 7, 1996 and incorporated herein by reference.

(13) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated June 30, 1996, and incorporated herein by reference.

(14) Previously filed as an amendment to the Company's Current Report on Form 8-K, dated August 30, 1996, and incorporated herein by reference.

(15)Previously filed as an amendment to the Company's Current Report on Form 8-K, dated October 19, 1996, and incorporated herein by reference.

(16) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ending December 31, 1996, and incorporated herein by reference.

(17) Filed herewith

(18) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated May 15, 1997, and incorporated herein by reference.

(19) Previously filed as an exhibit to The Company's quarterly report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.

     (b)  Reports on Form 8-K

     1. On June 12, 1997, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K dated May 15, 1997, which Form 8-K reported the initiation of arbitration proceedings by EquiMed, Inc. against the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PHYSICIANS RESOURCE GROUP, INC.

Dated:   August 13, 1997               By: /s/ DAVID D. REAL
                                               David D. Real
                                               Senior Vice President and Chief
                                               Financial Officer

                                       By: /s/ RANDALL S. SIMPSON
                                               Randall S. Simpson
                                               Vice President and Chief
                                               Accounting Officer