Form 10-K/A
period 1996-12-31
PHYSICIANS RESOURCE GROUP INC
filed 1997-09-03
CIK 944402

--------------------------------------------------------------------------------

                                  FORM 10-K/A
                               (Amendment No.1)
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

--------------------------------------------------------------------------------

  Pursuant to the requirements of Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the Registrant hereby amends the following Items of its Annual Report on Form 10-K for the year ended December 31, 1996:

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


  The financial terms of the Service Agreements the Company enters into with its Affiliated Practices provide for service fees that are payable monthly and consist of a combination of (a) the operating and non-operating expenses of the Practices paid by PRG pursuant to the Service Agreements and (b) a management fee. The structures by which the management fee may be calculated for revenues relating to physician services and certain other medical services vary, and include (i) percentages (ranging from approximately 12% to 16%) of the revenues of the Practices; (ii) percentages (ranging from 10% to 51%) of the earnings of the Practices; (iii) for an initial time period (from two to five years) of the Service Agreement, the greater of a flat rate or a percentage of the earnings of the Practices and thereafter a percentage (35%) of the earnings of the Practices; (iv) a combination of percentages (2% to 5%) of the revenues and percentages (10% to 30%) of the earnings of the Practices; or (v) flat rates, some of which are subject to renegotiation on an annual basis or transition, over time, to a percentage of the earnings of the Practices. With respect to revenues relating to certain facility and other non-physician fees the management fee consists of percentages (ranging from 35% to 100%) of the earnings associated with such revenues. In certain states in which the corporate practice of medicine is permitted, PRG contracts with the Practices or individual physicians for the provision of medical services on behalf of PRG. The structures by which PRG pays for such services are (i) percentages (65% to 75%) of the earnings of the Practices; or (ii) percentages (approximately 50% to 70%) of the earnings of the individual physicians.

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

      8-K     11/21/96    12/02/96      5,7           N/A

      8-K     12/06/96    12/16/96      5             N/A

          (C)  EXHIBITS

  Exhibit
  Number                               Description
  ------                               -----------

   2.1   --    Amended and Restated Agreement and Plan of Merger by and among
               Physicians Resource Group, Inc., PRG Acquisition Corporation and
               EyeCorp, Inc., dated December 22, 1995.(2)(8)

   2.2   --    Asset Purchase Agreement by and among EquiMed, Inc., PRG Georgia, and Physicians Resource Group, Inc. dated October 7, 1996.(8)

   2.3   --    Agreement and Plan of Merger by and among American Ophthalmic
               Incorporated, PRG Acquisition Corporation and Physician Resource
               Group, Inc. dated October 7, 1996.(12)(8)

   2.4   --    Asset Purchase Agreement by and among Sun Valley Acquisition
               Corporation, Barnet-Dulaney Eye Center, P.L.L.C., Ronald W.
               Barnet, M.D.,. David D. Dulaney, M.D., Robert B. Pinkert, O.D.
               and Scott A. Perkins, M.D. dated November 29, 1995.(2)(8)

   2.5   --    First Amendment to Asset Purchase Agreement and among Sun Valley
               Acquisition Corporation, Barnet-Dulaney Eye Center, P.L.L.C.,
               Ronald W. Barnet, M.D., David D.

               Dulaney, M.D., Robert B. Pinkert, O.D. and Scott A. Perkins, M.D. dated February 14, 1996.(3)(8)

  2.6    --    Agreement and Plan of Merger by and among Physicians Resource
               Group, Inc., Sun Valley Acquisition Corporation, SVAC Acquisition
               Corporation, Daniel D. Chamber, Michael R. Beck, John R. Hedrick and Michael Yeary dated December 6, 1995.(2)(8)

  2.7    --    Agreement and Plan of Reorganization by and among PRG Nevada
               Acquisition Corporation II, Inc., Physician Resource Group, Inc.,
               Shepard Eye Surgicenter, Ltd., John R. Shepherd, M.D. and Steven
               Hansen, M.D. dated December 6, 1995.(2)(8)

  2.8    --    Agreement and Plan of Reorganization by and among PRG Nevada
               Acquisition Corporation III, Inc., Physicians Resource Group,
               Inc., John R. Shepherd, M.D., Ltd., d/b/a/ Shepherd Eye Center,
               John R. Shepherd, M.D. and Steven Hansen, M.D. dated
               December 6, 1995.(2)(8)

  2.9    --    Asset Purchase Agreement by and among Su Valley Acquisition
               Corporation, Mann Berkeley Eye Center, P.A., Paul Michael Mann,
               M.D. and Ralph G. Berkeley, M.D. dated November 11, 1995.(2)(8)

  2.10   --    First Amendment to Asset Purchase Agreement by and among Sun
               Valley Acquisition Corporation, Mann Berkeley Eye Center, P.A.,
               Paul Michael Mann, M.D. and Ralph G. Berkeley, M.D. dated
               February 14, 1996.(3)(8)

  2.11   --    Agreement and Plan of Merger by and among Central Florida Eye
               Associates, P.A., Ronald Case, M.D., Brian Renz, M.D., Teo Kulyk,
               M.D., Jay Mulaney, M.D., PRG FL Acquisition Corporation, and
               Physicians Resource Group, Inc.(13)(8)

  2.12   --    Agreement and Plan of Merger by an among G.C.R. Investors, Ronald
               Case, M.D., Brian Renz, M.D., Jay Mulaney, M.D., PRG FL
               Partnership I, and Physicians Resource Group, Inc.(13)(8)

  2.13   --    Agreement and Plan of Merger by and among Central Florida Eye
               Associates, Partners, Ronald Case, M.D., Brian Renz, M.D., Teo
               Kulyk, M.D., Jay Mulaney, M.D., PRG FL Partnership II, and
               Physicians Resource Group, Inc.(13)(8)

  2.14   --    Agreement and Plan of Merger by and among South Texas Retina
               Affiliates, Inc., South Texas Retina Consultants, L.L.P., Charles
               H. Campbell, M.D., P.A., Charles H. Campbell, M.D., PRG TX
               Acquisition Corp. I and Physicians Resource Group, Inc.(13)(8)

  2.15   --    Agreement and Plan of Merger, dated August 13, 1996, between PRG
               Ohio III, Inc., Physicians Resource Group, Inc., Cincinnati Eye
               Institute, Inc., John S. Cohen, M.D., James D. Faulkner, M.D.,
               William J. Faulkner, M.D., Robert C. Kersten, M.D., Richard S.
               Kerstine, M.D., Robert H. Osher, M.D., Robert W. Nash, M.D.,
               Michael R. Petersen, M.D., Gary A. Varley, M.D., Linda J. Greff,
               M.D., Robert J. Cionni, M.D., Kevin T. Corcoran, O.D., and Corwin
               M. Smith, MD.(14)(8)

  2.16   --    Agreement and Plan of Reorganization, dated August 13, 1996, between PRG HEA Acq. Corp., Physicians Resource Group, Inc.,
               Houston Eye Associates, P.A., Malcom L. Mazow, M.D., Robert H.
               Stewart, M.D., Robert B. Wilkins, M.D., Jeffrey D. Lanier, M.D.,
               Michael A. Bloome, M.D., Paul C. Salmonsen, M.D., Richard L.
               Kimbrough, M.D., Jack T. Holladay, M.D., Jeffrey B. Amoult, M.D.,
               William H. Quayle, M.D., John D. Goosey, M.D., John M. Lim, M.D.,
               Kathryn H. Musgrove, M.D., Marsha F. Soechting, M.D., and Marc N.
               Longo, M.D.(14)(8)

  2.17   --    Asset Purchase Agreement, dated August 13, 1996, between PRG Ohio
               III, Inc., Physicians Resource Group, Inc. and CEI Realty
               Associates, Ltd.(14)(8)

  2.18   --    Agreement and Plan of Merger, dated August 13, 1996, between
               PRG IV Acq. Corp., Physicians Resource Group, Inc., Gregory L.
               Henderson, M.D., P.A., and Gregory L. Henderson, M.D.(14)(8)

  2.19   --    Agreement and Plan of Merger, dated August 13, 1996, between PRG
               IX Acq. Corp., Physicians Resource Group, Inc., William Reynolds,
               M.D., P.A., and William Reynolds, M.D.(14)(8)

  2.20   --    Agreement and Plan of Merger, dated August 13, 1996, between PRG
               II Acq. Corp., Physicians Resource Group, Inc., Tampa Eye Clinic,
               P.A., J. Burns Creighton, M.D., Ronald Seeley, M.D., Lewis
               Lauring, M.D., William Reynolds, M.D., David Leach, M.D., P.A., and Timothy Lorenzen, M.D., P.A.(14)(8)

  2.21   --    Agreement and Plan of Merger, dated August 13, 1996, between PRG
               XI Acq Corp., Physicians Resource Group, Inc., Timothy Lorenzen,
               M.D., P.A. and Timothy Lorenzen, M.D.(14)(8)

  2.22   --    Agreement and Plan of Merger, dated August 13, 1996, between PRG
               VII Acq. Corp., Physicians Resource Group, Inc., Ronald Seeley,
               M.D., P.A. and Ronald Seeley, M.D.(14)(8)

  2.23   --    Agreement and Plan of Merger, dated August 13, 1996, between PRG
               VI Acq. Corp., Physicians Resource Group, Inc., J. Burns
               Creighton, M.D., P.A. and J. Burn Creighton, M.D.(14)(8)

  2.24   --    Agreement and Plan of Merger, dated August 13, 1996, between PRG
               X Acq. Corp., Physicians Resource Group, Inc., David Leach, M.D.,
               P.A. and David Leach, M.D.(14)(8)

  2.25   --    Agreement and Plan of Merger, dated August 13, 1996, between PRG
               VIII Acq. Corp., Physicians Resource Group, Inc., Lewis Lauring,
               M.D., P.A. and Lewis Lauring, M.D.(14)(8)

  2.26   --    Asset Purchase Agreement, dated August 13, 1996, between PRG
               Ohio, L.P., CEI Realty Associates, Ltd., and Physicians Resource
               Group, Inc.(14)(8)

  2.27   --    Share Exchange Agreement by and among PRG Florida XII, Inc.,
               Melbourne Eye Associates of Brevard, Inc., Melbourne Eye
               Associates, P.A., William Broussard, Trustee U.T.D. March 24,
               1980, Michael F. Corcoran, M.D., Trustee U.T.D. September 26,
               1998, Andrew Zorbis, M.D., Ralph Paylor, M.D., L. Neal Freeman,
               M.D., and Kaukwok Frederick Ho, M.D., Trustee U.T.D. November 24,
               1989 and Physicians Resource Group, Inc.(15)(8)

  3.1    --    Second Restated Certificate of Incorporation of Physicians
               Resource Group, Inc.(10)

  3.2    --    Certificate of Designations, Preferences, Rights and Limitations
               of Class A Preferred Stock of Physicians Resource Group, Inc.(1)

  3.3    --    Third Amended and Restated Bylaws of Physicians Resource Group,
               Inc.(5)

  4.1    --    Form of Warrant Certificate.(1)

  4.2    --    Form of certificate evidencing ownership of common stock of
               Physicians Resource Group, Inc.(1)

  4.3    --    Rights Agreement dated as of April 19, 1996 between Physicians
               Resource Group, Inc. and Chemical Mellon Shareholder Services(9)

  10.1   --    Physicians Resource Group, Inc. Amended and Restated 1995 Stock
               Option Plan.(5)(7)

  10.2   --    Physicians Resource Group, Inc. 1995 Health Care Professionals
               Stock Option Plan.(1)

  10.3   --    Employment Agreement between Physicians Resource Group, Inc. and
               Gregory L. Solomon.(1)(7)

  10.4   --    Employment Agreement between Physicians Resource Group, Inc. and
               Emmett E. Moore.(1)(7)

  10.5   --    Employment Agreement between Physicians Resource Group, Inc. and
               Richard M. Owen.(1)(7)

  10.6   --    Form of Indemnification Agreement for certain Directors.(1)

  10.7   --    Form of Service Agreement by and between Physicians Resource
               Group, Inc., Physicians Resource Group Subsidiary, Inc. and TPZ,
               Inc. d/b/a/ Eye Care of Medina, Inc.(1)

  10.8   --    Form of Service Agreement by and between Physicians Resource
               Group, Inc., its wholly-owned subsidiary and The Eye Clinic of Texas.(1)

  10.9   --    Form of Service Agreement by and between Physicians Resource
               Group, Inc., its wholly-owned subsidiary and David M. Schneider,
               M.D., Inc.(1)

  10.10  --    Form of Service Agreement by and between Physicians Resource
               Group, Inc., its wholly-owned subsidiary and Texas Eye Institute
               Assoc.(1)

  10.11  --    Form of Service Agreement by and between Physicians Resource
               Group Subsidiary, Inc., its wholly-owned subsidiary and McDonald
               Eye Associates, P.A.(1)

  10.12  --    Form of Service Agreement by and between Physicians Resource
               Group, Inc., its wholly-owned subsidiary and Michael A. Minadeo,
               M.D., P.A.(1)

  10.13  --    Form of Service Agreement by and between Physicians Resource
               Group, Inc., its  wholly-owned subsidiary and Southern Nevada Eye
               Clinic, Inc., Kenneth C. Westfield, M.D., Ltd. and Nevada
               Institute of Ambulatory Surgery, Inc.(1)

  10.14  --    Form of Service Agreement by and between Physicians Resource
               Group, Inc., its wholly-owned subsidiary and Eye Clinic, P.C.(1)

  10.15  --    Form of Service Agreement by and between Superior Eye Care,
               Inc. and Charles D. Fritch, M.D., Inc.(1)

  10.16  --    Form of Service Agreement by and among Pacific Vision
               Services, Inc. and Loma Linda Ophthalmology Medical Group, Inc.,
               Inland Eye Institute Medical Group, Inc. and T.E.S.C., Inc.(1)

  10.17  --    First Amendment to Service Agreement by and among Physicians
               Resource Group, Inc., as successor by merger to Pacific Vision
               Services, Inc., Loma Linda Ophthalmology Medical Group, Inc.,
               Inland Eye Institute Medical Group, Inc. and T.E.S.C., Inc. dated
               August 9, 1995.(4)

  10.18  --    Subscription Agreement, dated March 31, 1995 between Notre
               Capital Ventures, Ltd. and Physicians Resource Group, Inc.(1)

  10.19  --    Form of Registration Rights Agreement.(1)

  10.20  --    Form of Registration Rights Agreement.(1)

  10.21  --    Form of Registration Rights and Stockholders Agreement.(1)

  10.22  --    Form of Registration Rights Agreement dated as of March 7, 1996, by and among Physicians Resource Group, Inc. and the former stockholders of EyeCorp, Inc.(5)

  10.23  --    Form of Option Agreement between Physicians Resource Group, James
               A. Price, M.D., Ben F. House, M.D., Bruce E. Herron, M.D. and
               Mark R. Bateman, M.D.(1)

  10.24  --    Separation and Mutual Release Agreement between Gregory Solomon and Physicians Resource Group.(6)(7)

  10.25  --    Loan Agreement dated as of January 8, 1996 between PRG and
               NationsBank of Tennessee, N.A. ("NationsBank").(2)

  10.26  --    Subordination Agreement dated as of December 28, 1995 by and among NationsBank, EyeCorp, Eyecare Resource, Inc., the EyePA,
               Inc. and PRG.(2)

  10.27  --    Reimbursement Agreement dated as of December 28, 1995 between
               EyeCorp and PRG.(2)

  10.28  --    Service Agreement dated as of February 23, 1994, by and
               between EyeCorp, Inc., the Vitreoretinal Foundation and David
               Meyer, M.D., John E. Linn, M.D., John D. Armstrong, M.D., John L.
               Elfervig, M.D. and Thomas A. Browning, M.D.(5)(8)

  10.29  --    Amendment to Service Agreement, dated March 8, 1996, by and between the Vitreoretinal Foundation, David Meyer, M.D., John E.
               Linn, M.D., John D. Armstrong, M.D., John L. Elfervig, M.D. and
               Thomas A. Browning, M.D. and EyeCorp, Inc.(5)

  10.30  --    Second Amendment to Service Agreement dated as of February 23,
               1994, by and between EyeCorp, Inc., the Vitreoretinal Foundation and David Meyer, M.D., John E. Linn, M.D., John D. Armstrong,
               M.D., John L. Elfervig, M.D. and Thomas A. Browning, M.D.(5)

  10.31  --    Loan and Security Agreement dated as of December 28, 1995
               among EyeCorp, Inc., EyeCare Resource, Inc. The EyePA, Inc. and
               NationsBank of Tennessee, N.A.(5)

  10.32  --    Form of Indenture, dated as of December 11, 1996, between
               Physicians Resource Group, Inc. and U.S. Trust Company of New
               York, N.A.(10)

  10.33  --    Form of Registration Rights Agreement, dated as of December 6,
               1996, between Physicians Resource Group, Inc., and Smith Barney,
               Inc., Alex Brown & Sons Incorporated, Soloman Brothers, Dillon
               Reed & Co., Inc. and Volpe Welty & Company.(10)

  10.34  --    Form of Purchase Agreement dated as of December 6, 1996.(10)

  10.35  --    Loan Agreement for $90,000,000 Revolving Credit Loan dated March
               14, 1997, between Physician Resource Group, Inc. and NationsBank of Tennessee, N.A. Agent the Banks Signatory Hereto.(16)

  10.36  --    Physicians Resource Group, Inc. Employee Stock Purchase Plan(11)

  10.37  --    Employment Agreement between Physicians Resource Group, Inc. and
               Mark Kingston(7)

  10.38  --    Employment Agreement between Physicians Resource Group, Inc. and
               Richard D'Amico(7)

  10.39  --    Employment Agreement between Physicians Resource Group, Inc. and
               Jonathan Bond(7)

  10.40  --    Employment Agreement between Physicians Resource Group, Inc. and
               Daniel Chambers(7)

  21.1   --    Subsidiaries(5)


  23.1   --    Consent of Arthur Andersen LLP.(17)


  23.2   --    Consent of Coopers & Lybrand(17)

  24.1   --    Power of Attorney (contained on the signature page of this report).


  27.0   --    Financial Data Schedule.(16)

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

(16) Previously filed herewith.
(17) Filed herewith.

                                  SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PHYSICIANS RESOURCE GROUP, INC.


September 3, 1997
                                       By:  /s/ Richard J. D'Amico
                                           ___________________________________
                                           Richard J. D'Amico
                                           Executive Vice President,
                                           Chief Administrative Officer,
                                           General Counsel and Secretary

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


  Throughout all of 1996, the Company has acquired 140 practices, as discussed above, and entered into new service agreements with 47 of these practices.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Principles of Consolidation


  The consolidated financial statements include the financial position and results of operations of PRG and all of its subsidiaries combined with the financial position and results of operations of the merger (pooling) transactions for all periods presented. For 7 practices in states which allow the corporate practice of medicine, the Company consolidates the financial statements of the physician groups because of the control exercised by the Company over: a) decision making for all major operating decisions including, execution of contracts, budgeting, and capital expenditures, among others; b) establishment of guidelines over the selection, hiring and termination of physicians; c) the long term nature of the agreements (40 years); d) ownership of all assets used in the practice of medicine; e)all financing arrangements; and f) the practice of ophthalmology in the applicable geographic areas. The results of the practice acquisitions and company acquisitions operations are included in PRG's consolidated financial statements from the date of purchase. All significant intercompany transactions have been eliminated. Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

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

  The Company reviews the carrying value of the long lived and goodwill assets at least quarterly on a entity by entity basis to determine if facts and circumstances exist which would suggest that the intangible assets may be impaired or that the amortization period needs to be modified. Among the factors PRG considers in making the evaluation are changes in the practices' or ambulatory surgery center's market position, reputation, profitability and geographical penetration. If indicators are present which may indicate impairment is probable, PRG will prepare a projection of the undiscounted cash flows of the specific practice and determine if long lived and goodwill assets are recoverable based on these undiscounted cash flows. If impairment is indicated, then an adjustment will be made to reduce the carrying amount of the intangible assets to their fair value. The adoption of Statement of Financial Accounting Standards (SFAS) No. 121, ''Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,'' did not have a material impact on the Company's financial condition or results of operations.


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


  All stock options granted have an exercise price equal to the fair market value of the stock on the date of grant, except for certain Incentive Stock Options, which have an exercise price equal to 110% of the fair market value of the stock on date of grant.

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


13.   PRO FORMA INFORMATION (UNAUDITED):


  The summarized unaudited pro forma summary data for the years ended December 31, 1995 and 1996 presented below has been prepared as if (a) the Reorganization and IPO had been completed; (b) the EyeCorp acquisitions, had been consummated; and (c) the consummation of PRG's closed transactions and entry into management service agreements with the 83 eye care practices acquired in 1996 had occurred; all as if such transactions or events had occurred January 1, 1995. This unaudited pro forma combined summary has been prepared using the historical clinic expenses to determine the management service revenues for the periods presented and may not be indicative of the actual results if the above events and transactions had occurred on the date indicated or of actual results which may be realized in the future. Neither expected benefits nor cost reductions anticipated by PRG have been reflected in the accompanying unaudited pro forma combined financial data.

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
