Form 10-Q
period 1997-09-30
PHYSICIANS RESOURCE GROUP INC
filed 1997-11-19
CIK 944402

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes [X]  No[ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          CLASS                                 OUTSTANDING  AT NOVEMBER 3, 1997
Common Stock, $.01 par value                            29,927,313 shares

                PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

           FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


                                      INDEX

PART I.  FINANCIAL INFORMATION

                                                                            PAGE

Item 1   CONSOLIDATED FINANCIAL STATEMENTS

      Balance Sheets as of September 30, 1997 and December 31, 1996 ...........1
      Statements of Operations for the nine months ended
         September 30, 1997 and 1996 ..........................................2

      Statements of Operations for the three months ended
         September 30, 1997 and 1996 ..........................................3

      Statements of Cash Flows for the nine months ended
         September 30, 1997 and 1996 ..........................................4

      Notes to Financial Statements  ..........................................5

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................................9


PART II. OTHER INFORMATION


Item 1   Legal Proceedings....................................................14

Item 3   Defaults Upon Senior Securities......................................14

Item 6   Exhibits and Reports on Form 8-K.....................................14

SIGNATURES....................................................................21

Exhibit 11.1..................................................................22

Exhibit 27....................................................................23

                PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)


                                                           SEPTEMBER    DECEMBER
                                                              30,          31,
          ASSETS                                              1997        1996
                                                           ---------    --------
                                                           (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents ...........................   $  13,724    $ 53,418

   Accounts receivable, net ............................      33,552      32,162
   Due from affiliates, net ............................      53,909      46,170
   Pharmaceuticals and supplies ........................       6,855       6,768
   Prepaid expenses and other ..........................       8,091       6,125
                                                           ---------    --------
            Total current assets .......................     116,131     144,643

PROPERTY AND EQUIPMENT, net ............................      66,045      64,184

INTANGIBLE ASSETS, net .................................     360,793     366,857

OTHER NONCURRENT ASSETS, net ...........................       8,827       5,850
                                                           ---------    --------
            Total assets ...............................   $ 551,796    $581,534
                                                           =========    ========
          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Current portion of obligations to affiliates ........   $   4,202    $  8,447
   Current portion of long-term debt ...................       2,100       2,833
   Accounts payable and accrued expenses ...............      20,403      27,205
   Deferred taxes ......................................       2,599       2,599
                                                           ---------    --------
            Total current liabilities ..................      29,304      41,084

LONG-TERM DEBT, net of current portion .................     128,074     129,339
OBLIGATIONS TO AFFILIATES, net of current
  portion ..............................................      17,193      19,649
DEFERRED TAXES AND OTHER LONG-TERM LIABILITIES .........      77,320      80,789
                                                           ---------    --------
            Total liabilities ..........................     251,891     270,861
                                                           ---------    --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 100,000,000 shares
      authorized, 29,927,000 and 29,782,000
      outstanding in 1997 and 1996, respectively .......         299         298
   Preferred stock, $.01 par value, 10,000,000 shares
      authorized, 200,000 outstanding in 1997 ..........           2        --
   Treasury stock, at cost, 161,300 shares
      in 1997 ..........................................      (2,899)       --
   Note receivable from preferred stock sale ...........      (2,225)       --
   Additional paid-in capital ..........................     299,144     296,454
   Retained earnings ...................................       5,584      13,921
                                                           ---------    --------
            Total stockholders' equity .................     299,905     310,673
                                                           ---------    --------
            Total liabilities and stockholders' equity..   $ 551,796    $581,534
                                                           =========    ========

   The accompanying notes are an integral part of these financial statements.

                PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             NINE MONTHS
                                                         ENDED SEPTEMBER 30,
                                                      -------------------------
                                                         1997           1996
                                                      ---------       ---------
                                                              (UNAUDITED)
REVENUES:
   Management services .........................      $ 199,339       $ 110,317
   Medical services and other ..................        107,898          53,074
                                                      ---------       ---------
            Total revenues .....................        307,237         163,391
                                                      ---------       ---------
COSTS AND EXPENSES:
   Salaries, wages and benefits ................        152,201          73,316
   Pharmaceuticals and supplies ................         38,197          21,888
   General and administrative ..................         73,081          43,043
   Depreciation and amortization ...............         17,520           7,470
   Interest expense (income), net ..............          7,015            (830)
   Patent litigation defense costs .............          2,145            --
   Asset valuation losses ......................         31,750            --
   Merger transaction expenses .................           --            12,030
                                                      ---------       ---------
            Total costs and expenses ...........        321,909         156,917
                                                      ---------       ---------
INCOME (LOSS) BEFORE INCOME TAXES ..............        (14,672)          6,474
PROVISION (BENEFIT) FOR INCOME TAXES ...........         (4,108)          6,148
                                                      =========       =========
NET INCOME (LOSS) ..............................      $ (10,564)      $     326
                                                      =========       =========
NET INCOME (LOSS) PER SHARE ....................      $   (0.36)      $    0.01
                                                      =========       =========
NUMBER OF SHARES USED IN NET
   INCOME (LOSS) PER SHARE CALCULATION .........         29,746          24,177
                                                      =========       =========

   The accompanying notes are an integral part of these financial statements.

                PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            THREE MONTHS
                                                          ENDED SEPTEMBER 30,
                                                       ------------------------
                                                         1997            1996
                                                       ---------       --------
                                                              (UNAUDITED)
REVENUES:
   Management services ..........................      $  67,246       $ 39,835
   Medical services and other ...................         34,528         20,656
                                                       ---------       --------
            Total revenues ......................        101,774         60,491
                                                       ---------       --------
COSTS AND EXPENSES:
   Salaries, wages and benefits .................         49,686         21,548
   Pharmaceuticals and supplies .................         12,877          8,843
   General and administrative ...................         25,687         19,138
   Depreciation and amortization ................          5,712          3,052
   Interest expense (income), net ...............          2,360         (1,172)
   Patent litigation defense costs ..............            914           --
   Asset valuation losses .......................         31,750           --
   Merger  transaction expenses .................           --            3,030
                                                       ---------       --------
           Total costs and expenses .............        128,986         54,439
                                                       ---------       --------
INCOME (LOSS) BEFORE INCOME TAXES ...............        (27,212)         6,052
PROVISION (BENEFIT) FOR INCOME TAXES ............         (8,776)         2,537
                                                       =========       ========
NET INCOME  (LOSS) ..............................      $ (18,436)      $  3,515
                                                       =========       ========
NET INCOME (LOSS) PER SHARE .....................      $   (0.62)      $   0.13
                                                       =========       ========
NUMBER OF SHARES USED IN NET
   INCOME (LOSS) PER SHARE CALCULATION ..........         29,764         27,305
                                                       =========       ========

   The accompanying notes are an integral part of these financial statements.

                PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                   NINE MONTHS
                                                                ENDED SEPTEMBER 30,
                                                               ---------------------
                                                                  1997       1996
                                                               --------    ---------
                                                                     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ........................................   $(10,564)   $     326
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities--
        Asset valuation losses .............................     29,522         --
    Depreciation and amortization ..........................     17,808        7,470
    Change in deferred taxes ...............................       --         (6,102)
    Changes in assets and liabilities, net of effects of
        acquisitions--
     Accounts payable and accrued expenses .................     (7,330)      (1,899)
     Accounts receivable, net and due from affiliates ......    (16,529)     (13,765)
     Pharmaceuticals and supplies ..........................        257         (369)
     Prepaid expenses and other ............................    (15,563)         395
                                                               --------    ---------
       Net cash used by operating activities ...............     (2,399)     (13,944)
                                                               --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of clinic operating assets, net of cash acquired    (12,532)     (12,767)
  Additions to property and equipment, net of effects of
     acquisitions ..........................................    (10,577)      (7,687)
                                                               --------    ---------
       Net cash used in investing activities ...............    (23,109)     (20,454)
                                                               --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of common stock from
    offerings, net of offering costs .......................       --        114,267
  Proceeds from credit facility ............................       --         18,000
  Proceeds from long-term and affiliate debt ...............      1,360          663
  Payments on long-term and affiliate debt .................    (15,462)     (47,851)
  Proceeds from exercise of stock options ..................        315        1,396
  Purchase of treasury stock ...............................       (399)        --
                                                               --------    ---------
       Net cash provided by (used in) financing activities .    (14,186)      86,475
                                                               --------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......    (39,694)      52,077
CASH AND CASH EQUIVALENTS, beginning of period .............     53,418       18,183
                                                               ========    =========
CASH AND CASH EQUIVALENTS, end of period ...................   $ 13,724    $  70,260
                                                               ========    =========

SUPPLEMENTAL INFORMATION:
     NONCASH TRANSACTIONS:
     Sale of practice and related ASC in exchange for PRG
        common stock .......................................   $  2,500    $    --
                                                               ========    =========
     Receivable from sale of preferred stock ...............   $  2,225    $    --
                                                               ========    =========

     Cash paid for income taxes ............................   $  9,650    $   4,122
                                                               ========    =========

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

2.    CURRENT OPERATING ENVIRONMENT

      During 1997, the Company has experienced numerous events that have caused it to reevaluate its strategic initiatives, including the 1) decline in price of the Company's common stock, 2) its progress in integrating the affiliate practices, 3) change in certain executive management positions, 4) on going assessment of affiliated practice locations during the fourth quarter of 1996,
5) utilization of the Company's cash balances by certain affiliated practices,
6) declining cash balances, and 7) violation of certain debt covenants (see further discussion in Note 3).

      In response to these events management of the Company has undertaken several steps, one of which is a review of its affiliated practices for market penetration, profitability, and alignment with current strategic initiatives. This review has identified fourteen practices, mainly in rural or suburban markets in which the Company has no other affiliated practices, as of September 30, 1997 that will be sold or closed. The practices were acquired primarily from EquiMed, Inc. ("EquiMed") and American Ophthalmic Incorporated. Charges of $27,750,000 were recorded at September 30, 1997 for the future disposal of these locations, which is reflected in "Asset Valuation Losses" in the accompanying statement of operations. This amount includes estimated uncollectible amounts due from the affiliated practices, unrealizable inventory, property and equipment, and intangible assets.

      Additionally, the Company is continuing its evaluation of affiliate receivables and is implementing procedural changes relating to the collection of its management fees and expense reimbursement. These procedural changes include a new treasury management system which limits physician's access to cash balances at the individual practice locations. In connection with the work performed to date, the Company believes that the potential range of loss is between $4,000,000 and $17,000,000. The Company has recorded a $4,000,000 reserve related to these receivables, which is reflected in the "Asset Valuation Losses" at September 30, 1997. The Company expects to complete this initiative prior to reporting year-end results.

3.    SUBSEQUENT EVENTS

      CREDIT FACILITY

      In March 1997, PRG entered into a $90,000,000 credit facility (the "PRG Credit Facility") with a group of lenders for acquisitions, capital expenditures, working capital and repurchase of its common stock. The PRG Credit Facility is secured by the stock of all subsidiaries of the Company and is guaranteed by such subsidiaries. The Company may obtain advances under the PRG Credit Facility to the extent of the lesser of the $90,000,000 or the borrowing base in effect from time to time. Interest rates on borrowing are the lenders' prime rate plus .375% to 1.125% or LIBOR plus 1% to 2.125%, at the option of the borrower.

      On October 1, 1997, the Company borrowed $8,000,000 under the credit facility to fund the acquisition of three practices. As a result of the third quarter net loss of $18,436,000, the Company is in default of financial covenants. On November 18, 1997 the company received a commitment letter for a $20 million revolving credit facility from its lead bank that would replace the previously described $90 million credit facility. Initial borrowings under the new revolving credit facility will be limited to $8 million until final terms and financial covenants are agreed to. The line will be secured by the stock of all subsidiaries of the company, and up to $8 million of the facility will be guaranteed by members of the Board of Directors.

      It is anticipated that the termination of the $90,000,000 credit facility will result in a fourth quarter charge of approximately $1,100,000 for capitalized origination fees relating to the facility.

      The Company's near term working capital needs are expected to be met through, 1) its $20 million credit facility, 2) collections of affiliates receivables, which is dependent upon the completion of the detail analysis supporting the balances as discussed in Note 2, and 3) the timely collection of future management fees.

      The Company's ability to operate in its current form is dependent upon generation of sufficient cash flow to meet its obligations as they come due, to establish satisfactory terms and covenants in its new financing agreement, and to obtain additional financing or refinancing as may be required.

      CHANGE IN MANAGEMENT

      The Company has terminated without cause the employment of Emmett E. Moore, Chairman of the Board and Chief Executive Officer. It is estimated that the termination will result in a fourth quarter charge to earnings of approximately $750,000.

4.    ACQUISITIONS

      During the three months ended September 30, 1997, the Company acquired certain assets, liabilities and stock of six eye care practices. These acquisitions were accounted for as purchases. The net assets acquired in the transactions were approximately $577,000. As consideration for these acquisitions, the Company paid approximately $2,028,000 in cash, $629,000 in promissory notes, $95,000 in convertible promissory notes and 300 shares of $.01 common stock. The notes bear interest at 7% with a two year term. The convertible notes can be converted into PRG common stock after two years at the option of the holder at $12.38 per share. Additionally, the Company restructured the terms of a first quarter acquisition; cash of $2,389,000 and convertible promissory notes of $2,389,000 were given in exchange for 287,000 shares of the Company's common stock, which were canceled.

      The summarized unaudited pro forma consolidated statement of operations data for the nine months ended September 30, 1997 and 1996 presented below have been prepared as if (i) the public offering in 1996 had been completed; (ii) the issuance of the $125,000,000 of 6% Convertible Subordinated Debentures had been completed; (iii) the consummation of all 1997 and 1996 acquisitions and related service agreements had occurred with the related PRG revenues being based on historical clinic expenses; and (iv) the impact of amortization of intangibles and interest expense generated by acquisitions had occurred. This statement is presented as if such transactions or events had occurred on January 1, 1996.

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                     ---------------------------
                                                        1997              1996
                                                     ---------          --------
                                                        (IN THOUSANDS, EXCEPT
                                                         PER SHARE AMOUNTS)
                                                     ---------          --------
          Total revenues ...................         $ 312,425          $298,522
          Net income (loss) ................           (11,254)           16,198
          Net income (loss) per share ......         $   (0.38)         $   0.54

          Number of shares used in
             net income (loss) per
             share calculation .............            29,748            29,667

5.    REVENUE RECOGNITION AND RECEIVABLES

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

      Certain states in which the Company operates allow the corporate practice of medicine. In those states, the Company's revenues are derived from medical services performed. In addition, the Company owns, operates and manages Ambulatory Surgical Centers ("ASCs") through various arrangements. Revenues derived from company-owned ASCs are based on facility fees charged to patients and third-party payors for use of the ASC. Revenues from managed ASCs are derived from a percentage of earnings as well as reimbursement of ASC expenses. ASC revenues are also net of contractual adjustments. Revenues earned under these arrangements from majority owned ASCs are presented as medical service revenues on the accompanying consolidated statements of operations; minority owned ASCs are presented as management service revenues, as discussed in the preceding paragraph.

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

6.    COMMITMENTS AND CONTINGENCIES

      During 1996, the Company acquired a Practice that is a party to litigation regarding alleged infringement of three patents related to certain refractive surgical procedures. The Practice believes that its procedure does not infringe the patented procedures and has not made any royalty payments related to its performed procedures. PRG is assisting in the defense of this litigation due to the potential impact on certain other Practices. The Company has incurred

$507,000, $724,000 and $914,000 of legal expense related to this litigation during the first, second, and third quarters of 1997, respectively. The Company expects to incur additional costs associated with this litigation throughout 1997 (see Part II, Item I, "Legal Proceedings"). Management of the Company believes that while the ultimate outcome of this litigation will not have a material impact on its financial condition or results of operations, the $2,145,000 of legal costs associated with this litigation discussed above has had a material impact on the Company's results of operations during 1997 to date, and will continue to have a material impact at least through the end of the year.

      On May 15, 1997, EquiMed initiated arbitration proceedings against the Company and a wholly-owned subsidiary of the Company before the American Arbitration Association, Philadelphia, Pennsylvania. EquiMed alleged breach of contract, fraud, trespass, and conversion based principally on the alleged failure of the Company to cooperate with EquiMed in completing follow on acquisitions that could have resulted in the payment of additional consideration to EquiMed, the alleged failure by the Company to provide EquiMed with access to EquiMed's accounting records and the Company's assertion against EquiMed of an offset claim. EquiMed has asserted entitlement to damages in excess of $30,000,000 plus punitive damages, costs and attorneys' fees. PRG intends to vigorously defend such claims and has asserted a counterclaim against EquiMed for damages in excess of $45,000,000.

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

      The Company is also involved in certain other lawsuits in the normal course of business. In the opinion of the Company's management, the ultimate liability, if any, will not have a material impact on the Company's financial position or results of operations.

7.    NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      PRG conducted no significant operations until September 1995. Through the execution of service agreements with its initial ten Practices and five ASCs, the Company began providing management, operational and administrative services in return for service fees. The expenses incurred by the Company in fulfilling its obligations under the service agreements are generally the same as the operating costs and expenses that would have otherwise been incurred by the Practices. In addition to the operating costs and expenses discussed above, the Company is incurring personnel and administrative expenses in connection with maintaining corporate and regional offices, which provide additional management and administrative services to the Practices.

      During 1996 and the first three quarters of 1997, the Company engaged in an number of mergers, practice acquisitions, and practice management company acquisitions. A summary of each group of transactions is presented below.

PRACTICE AND PRACTICE MANAGEMENT COMPANY MERGERS

      On March 18, 1996, the Company merged, in a transaction accounted for as a pooling of interests, with EyeCorp, a physician practice management company, which currently provides management services to forty-nine eye care practices and four ASCs. In connection therewith, the Company issued 6,089,506 shares of common stock in exchange for all outstanding shares of EyeCorp common stock.

      Additionally, during the second and third quarters of 1996, the Company merged in two separate transactions, accounted for as poolings of interests, with seven eye care practices and one ASC. As consideration in connection with these transactions, the Company issued 3,636,999 shares of common stock to owners of the practices.

      The accompanying financial statements of the Company include the financial statements of EyeCorp and the pooled eye care practices for all periods presented.

PRACTICE ACQUISITIONS

      During 1996 and the first three quarters of 1997, the Company acquired certain assets and liabilities of, and entered into service agreements with various eye care practices and ASCs. A summary of these acquisitions, accounted for as purchase transactions, is presented by quarter below.

                                                   CONSIDERATION
                   ENTITIES ACQUIRED                 EXCHANGED
                   -----------------               --------------
                                                     CONVERTIBLE
                   EYE CARE                          PROMISSORY     COMMON
                   PRACTICES   ASCS       CASH         NOTES        SHARES
                     -----     -----   -----------   ---------    ----------
1996
First Quarter         11         7     $ 7,883,000   $    --      1,446,437
Second Quarter        11         2       1,835,000        --        801,639
Third Quarter         11         2         767,000        --      1,374,799
Fourth Quarter        12        --       1,335,000        --      1,080,925
1997
First Quarter          9         1       6,351,000   1,885,000      329,498
Second Quarter         4         1       1,764,000   1,847,000          --
Third Quarter          6        --       4,417,000   3,113,000 (1)      300
Fourth Quarter (2)     3        --       7,688,000   7,824,000          --

(1) Includes convertible and non-convertible promissory notes totaling $2,484,000 and $629,000, respectively.

(2)   Through November 18, 1997.

PRACTICE MANAGEMENT COMPANY ACQUISITIONS

      In the fourth quarter of 1996, the Company completed the acquisition of American Ophthalmic Incorporated, a privately held physician management company providing management services to sixteen eye care practices and nine ASCs. In connection with the acquisition, the Company paid approximately $31,000,000 in cash and issued 1,314,045 shares of its common stock.

      Additionally, in the fourth quarter of 1996 the Company acquired substantially all of the assets and liabilities of the eye care division of EquiMed, Inc., a publicly held physician management company providing management services to twenty-two eye care practices and ten ASCs. Approximately $55,077,000 in cash was paid and $9,900,000 in liabilities were assumed by the Company in connection with the acquisition. EquiMed is currently in litigation with the Company (see Part II, Item I, "Legal Proceedings").

CHANGE IN MANAGEMENT

      The Company has terminated without cause the employment of Emmett E. Moore, Chairman of the Board and Chief Executive Officer. It is estimated that the termination will result in a fourth quarter charge to earnings of approximately $750,000.

RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

REVENUES

      Total revenue for the nine months ended September 30, 1997 increased $143,846,000, or 88% as compared to the same period in 1996. The increase in total revenues was largely attributable to the significant increase in the number of acquisitions made during the fourth quarter of 1996 and during 1997.

COSTS AND EXPENSES

      Salaries, wages and benefits for the nine month period ended September 30, 1997 increased $78,885,000, or 108% over the same period in 1996. The increase in dollar amounts is largely attributable to the significant increase in the number of acquisitions during the fourth quarter of 1996 and during 1997. Additionally, personnel costs increased with the addition of regional operating directors and accounting personnel at both the corporate office and regional accounting centers in the current year and fourth quarter of 1996. This was offset by lower compensation to physicians in the third period of 1996 related to certain practices the Company acquired in pooling of interests transactions.

      General and administrative expenses for the nine month period ended September 30, 1997 increased $30,038,000, or 70% over the same period in 1996. This cost increase was largely attributable to the significant increase in the number of acquisitions made during the fourth quarter of 1996 and during 1997. Additionally, telephone, marketing and meeting costs increased during the nine months ended September 30, 1997 due to the addition of regional operating directors as well as an increased effort to increase patient flow into the Practices.

      Depreciation and amortization expense for the comparable 1996 period increased $10,050,000, or 135%, during the nine months ended September 30, 1997. Depreciation and amortization as a percent of total revenue increased from 5% for the nine months ended September 30, 1996 to 6% for the comparable period in 1997. The percentage increase is primarily due to increased amortization associated with the significant number of acquisitions during the fourth quarter of 1996 and during 1997 that were accounted for under the purchase method of accounting, as compared to certain previous acquisitions accounted for under the pooling of interests method of accounting.

      Interest expense, net for the nine month period ended September 30, 1997 increased $7,845,000 over the comparable period in 1996. This change is attributable to the overall increase in outstanding debt during the nine months ended September 30, 1997, as compared to the same period in 1996.

      Patent litigation defense costs for the nine months ended September 30, 1997 increased $2,145,000 primarily as a result of the Pillar Point litigation (see Part II, Item I, "Legal Proceedings"). The Company expects to incur additional costs associated with this litigation throughout 1997. Management of the Company believes that while the ultimate outcome of this litigation will not have a material impact on its financial condition or results of operations, the costs associated with this litigation have had a material impact on the Company's results of operations during 1997 to date, and will continue to have a material impact at least through the end of the year.

      During 1997, the Company has experienced numerous events that have caused it to reevaluate its strategic initiatives, including the 1) decline in price of the Company's common stock, 2) its progress in integrating the affiliate practices, 3) change in certain executive management positions, 4) on going assessment of practice locations affiliated during the fourth quarter of 1996,
5) utilization of the Company's cash balances by certain affiliated practices,
6) declining cash balances and 7) violation of certain debt covenants (see further discussion in Part I, Item I, Note 3).

      In response to these events management of the Company has undertaken several steps, one of which is a review of its affiliated practices for market penetration, profitability, and alignment with current strategic initiatives. This review has identified fourteen practices mainly in rural or suburban markets in which the Company has no other affiliated practices, as of September 30, 1997 that will be sold or closed. The practices were acquired primarily from EquiMed and American Ophthalmic Incorporated. Charges of $27,750,000 were recorded at September 30, 1997 for the future disposal of these locations, which is reflected in "Asset Valuation Losses" in the accompanying statement of operations. This amount includes estimate uncollectible amounts due from the affiliated practices, unrealizable inventory, property and equipment, and intangible assets.

      Additionally, the Company is continuing its evaluation of affiliate receivables and is implementing procedural changes relating to the collection of its management fees and expense reimbursement. These procedural changes include a new treasury management system which limits physicians access to cash balances at the individual practice locations. In connection with the worked performed to date, the Company believes that a potential range of loss is between $4,000,000 and $17,000,000. The Company has recorded a $4,000,000 reserve related to these receivables, which is reflected in the "Asset Valuation Losses" at September 30, 1997. The Company expects to complete this initiative prior to reporting year-end results.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

REVENUES

      Total revenue for the three months ended September 30, 1997, increased $41,283,000, or 68% as compared to the same period in 1996. The increase in total revenues was largely attributable to the significant increase in the number of acquisitions made during the fourth quarter of 1996 and during 1997.

COSTS AND EXPENSES

      Salaries, wages and benefits for the three month period ended September 30, 1997 increased $28,138,000, or 131% over the three month period in 1996. This increase is primarily attributable to the significant increase in the number of acquisitions during the fourth quarter of 1996 and during 1997. Additionally, personnel costs increased with the addition of regional operating directors and accounting personnel at both the corporate office and regional accounting centers in the current year and fourth quarter of 1996. This was offset by lower compensation to physicians in the third period of 1996 related to certain practices the Company acquired in pooling of interests transactions.

      General and administrative expenses for the three month period ended September 30, 1997, increased $6,549,000, or 34% over the same period in 1996. This increase is primarily attributable to the significant increase in the number of acquisitions during the fourth quarter of 1996 and during 1997.

      Depreciation and amortization expense for the comparable 1996 period increased $2,660,000, or 87% during the three month period ended September 30, 1997. Depreciation and amortization as a percent of total revenue increased from 5% for the three months ended September 30, 1996, to 6% for the comparable period in 1997. The percentage increase is primarily due to increased amortization associated with the significant number of acquisitions during the second half of 1996 and during 1997 that were accounted for under the purchase method of accounting, as compared to previous acquisitions primarily accounted for as poolings of interest.

      Interest expense, net for the three month period ended September 30, 1997, increased $3,532,000 over the comparable period in 1996. This change is attributable to the overall increase in outstanding debt during the three months ended September 30, 1997, as compared to the same period in 1996.

      Patent litigation defense costs for the three months ended September 30, 1997, increased $914,000 and were primarily incurred in association with the Pillar Point litigation (see Part II, Item I, "Legal Proceedings"). Management of the Company believes that while the ultimate outcome of this litigation will not have a material impact on its financial condition or results of operations, the costs associated with this litigation had a material impact on the Company's results of operations during 1997 to date, and will continue to have a material impact at least through the fourth quarter.

      During 1997, the Company has experienced numerous events that have caused it to reevaluate its strategic initiatives, including the 1) decline in price of the Company's common stock, 2) its progress in integrating the affiliate practices, 3) change in certain executive management positions, 4) on going assessment of affiliated practice locations during the fourth quarter of 1996,
5) utilization of the Company's cash balances by certain affiliated practices,
6) declining cash balances and 7) violation of certain debt covenants (see further discussion in Part I, Item I, Note 3).

      In response to these events management of the Company has undertaken several steps, one of which is a review of its affiliated practices for market penetration, profitability, and alignment with current strategic initiatives. This review has identified fourteen practices mainly in rural or suburban markets in which the Company has no other affiliated practices, as of September 30, 1997 that will be sold or closed. The practices were acquired primarily from EquiMed and American Ophthalmic Incorporated. Charges of $27,750,000 were recorded at September 30, 1997 for the future disposal of these locations, which is reflected in "Asset Valuation Losses" in the accompanying statement of operations. This amount includes estimate uncollectible amounts due from the affiliated practices, unrealizable inventory, property and equipment, and intangible assets.

      Additionally, the Company is continuing its evaluation of affiliate receivables and is implementing procedural changes relating to the collection of its management fees and expense reimbursement. These procedural changes include a new treasury management system which limits physicians access to cash balances at the individual practice locations. In connection with the worked performed to date, the Company believes that a potential range of loss is between $4,000,000 and $17,000,000. The Company has recorded a $4,000,000 reserve related to these receivables, which is reflected in the "Asset Valuation Losses" at September 30, 1997. The Company expects to complete this initiative prior to reporting year-end results.

LIQUIDITY AND CAPITAL RESOURCES

CASH, WORKING CAPITAL AND DEBT

      During the nine months ended September 30, 1997, the Company made various significant cash expenditures with respect to (i) debt retirement, (ii) various practice asset acquisitions, (iii) working capital advanced to affiliated practices, (iv) capital expenditures related to medical equipment and information systems, (v) payment of taxes, and (vi) the credit facility and Debenture offering expenses. To finance these expenditures, PRG utilized existing cash balances and cash generated from operations. Accordingly, as of September 30, 1997, cash on hand was $13,724,000, and total long-term debt was $128,074,000 (excluding current portion). The Company has continued to use cash in the operations of the business in the fourth quarter of 1997.

      The Company's near term working capital needs are expected to be met through, 1) its $20 million credit facility, 2) collections of affiliates receivables, which is dependent upon the completion of the detail analysis supporting the balances as discussed in Part I, Item I, Note 2, and 3) the timely collection of future management fees.

      On October 1, 1997 a the Company borrowed $8,000,000 under the credit facility to fund the acquisition of three practices. On November 18, 1997 the company received a commitment letter for a $20 million revolving credit facility from its lead bank that would replace the previously described $90 million credit facility. Initial borrowings under the new revolving credit facility will be limited to $8 million until final terms and financial covenants are agreed to. The line will be secured by the stock of all subsidiaries of the company and up to $8 million of the facility will be guaranteed by members of the Board of Directors.

      The Company's near term working capital needs are expected to be met through, 1) its $20 million credit facility, 2) collections of affiliates receivables, which is dependent upon the completion of the detail analysis supporting the balances as discussed in Part I, Item I, Note 2, and 3) the timely collection of future management fees.

      The Company's ability to operate in its current form is dependent upon generation of sufficient cash flow to meet its obligations as they come due, to establish satisfactory terms and covenants in its new financing agreement, and to obtain additional financing or refinancing as may be required.

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

      PILLAR POINT PARTNERS, SUMMIT PARTNERS, INC. AND VISX PARTNERS, INC. V. DAVID DULANEY AND ANNE MARIE DULANEY, RONALD BARNET AND TERI LYNN BARNET, BARNET DULANEY EYE CENTER, P.L.L.C. AND SUN VALLEY ACQUISITION CORP. Pillar Point Partners, Summit Partners, Inc. and VISX Partners, Inc. initiated this patent infringement suit against a PRG affiliated practice and claim that the refractive procedure performed by the physicians associated with this practice infringes certain patents owned by the plaintiffs. The defendants have asserted defenses of non-infringement and invalidity of the patents. The action was recently amended to include a wholly-owned subsidiary of the Company. PRG has agreed to be responsible for the payment of the practice's attorneys' fees and costs associated with this action, but has not agreed to be responsible for any damage awards that may be awarded against the practices. To the extent that PRG is involved in the action, it intends to vigorously defend such claims.

      PRG is involved in certain other lawsuits in the normal course of business. In the opinion of the Company's management, the ultimate liability, if any, will not have a material adverse impact on the Company's business or operations.

ITEM 3.     DEFAULT UPON SENIOR SECURITIES

      The Company is in default of senior financial covenants of the PRG Credit Facility (see Part I, Item I, Note 3 to financial statement for further discussion of default on senior debt securities).

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

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

      10.35 -- Loan Agreement for $90,000,000 Revolving Credit Loan, dated March 14, 1997, between Physicians Resource Group, Inc. and NationsBank of Tennessee, N.A., Agent for the Banks Signatory hereto.(16)

      10.36 --    Physicians Resource Group, Inc. Employee Stock Purchase
                  Plan.(11)

      10.37 -- Employment Agreement between Physicians Resource Group, Inc. and Mark Kingston.(7) (16)

      10.38 -- Employment Agreement between Physicians Resource Group, Inc. and Richard D'Amico.(7) (16)

      10.39 -- Employment Agreement between Physicians Resource Group, Inc. and Jonathan Bond.(7) (16)

      10.40 -- Employment Agreement between Physicians Resource Group, Inc. and Daniel Chambers.(7) (16)

      10.41 -- First Amendment to Loan Agreement, dated June 27, 1997, between Physicians Resource Group, Inc. and NationsBank of Tennessee, N.A., Agent for the Bank's signatory thereto.(21)

      10.42 --    Physicians Resource Group, Inc. 401(k) Plan.(18)

      10.43 -- Amendment to the Physicians Resource Group, Inc. Employee Stock Purchase Plan .(20)

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

(10)Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-19185) and incorporated herein by reference.

(11)Previously filed as an exhibit to the Company's Registration Statement on Form S-8 (No. 333-15547) and incorporated herein by reference.

(12)Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated October 7, 1996 and incorporated herein by reference.

(13)Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated June 30, 1996, and incorporated herein by reference.

(14)Previously filed as an amendment to the Company's Current Report on Form 8-K, dated August 30, 1996, and incorporated herein by reference.

(15)Previously filed as an amendment to the Company's Current Report on Form 8-K, dated October 19, 1996, and incorporated herein by reference.

(16)Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ending December 31, 1996, and incorporated herein by reference.

(17)Filed herewith

(18)Previously filed as an exhibit to the Company's Current Report on Form 8-K dated May 15, 1997, and incorporated herein by reference.

(19)Previously filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ending March 31, 1997, and incorporated herein by reference.

(20)Previously filed as an exhibit to the company's current report on Form 8-K dated November 5, 1996 and filed September 3, 1997, and incorporated herein by reference.

(21)Previously filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ending June 30, 1997, and incorporated herein by reference.

    (b) Reports on Form 8-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   PHYSICIANS RESOURCE GROUP, INC.




Dated: November 19, 1997           By:/S/DAVID D. REAL
                                         David D. Real
                                         Senior Vice President and Chief
                                         Financial Officer

                                   By:/S/RANDALL S. SIMPSON
                                         Randall S. Simpson
                                         Vice President and Chief Accounting
                                         Officer