Form 10-K
period 1997-12-31
PHYSICIANS RESOURCE GROUP INC
filed 1998-04-15
CIK 944402

================================================================================

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                        -------------------------------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1997

                          Commission File No. 1-13778

                        PHYSICIANS RESOURCE GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             Delaware                                76-0456864
  (State or other jurisdiction          (I.R.S. Employer Identification No.)
 of incorporation or organization)

     Three Lincoln Centre, 5430 LBJ Freeway, Suite 1540, Dallas, TX  75240
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                            (ZIP CODE)

      Registrant's telephone number, including area code:  (972) 982-8200


         Title of each class         Name of each exchange on which registered
         --------------------        -----------------------------------------
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

                               Yes   X     No
                                   -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of shares outstanding of the Registrant's common stock as of April 6, 1998 was 29,786,689 shares. The aggregate market value of the voting stock held by non-affiliates of the Registrant based on 29,525,831 shares held by non-affiliates and a $3.875 closing price of the Registrant's common stock on the New York Stock Exchange as of April 6, 1998 was $114,412,595.

                      Documents incorporated by reference:

                    DOCUMENT                                    FORM 10-K PART
                    --------                                    --------------
     Portions of the Registrant's definitive proxy statement
     for the Registrant's annual meeting of stockholders to
     be held during 1998 and anticipated to be filed within
     120 days of the Registrant's fiscal year ended
     December 31, 1997                                                III

================================================================================

                                    PART I


ITEM 1.  BUSINESS
         --------


Overview

  General

  Physicians Resource Group, Inc. (with its subsidiaries as the context requires, "PRG" or the "Company") began operations in 1995 and is a provider of physician practice management services to ophthalmic and optometric practices (the "Practices") and one of the nation's largest single-specialty physician practice management companies. PRG develops integrated eye care delivery systems through affiliations with locally prominent eye care practices in selected geographic markets across the United States. PRG acquires the operating assets of these Practices and develops the Practices into comprehensive eye care networks by providing management expertise, marketing, information systems, capital resources and ancillary services such as ambulatory surgery centers ("ASCs") and optical dispensaries. As of April 6, 1998, PRG was affiliated with 130 eye care Practices that were staffed with 407 ophthalmologists and 185 optometrists at 347 locations in 22 states, and owned or operated 48 ASCs, 167 optical dispensaries and 23 excimer lasers. As discussed further below, PRG is in the process of terminating its affiliation with 44 of its Practices, 18 of which had been terminated as of April 6, 1998.

  Company Growth

  PRG was incorporated in 1993 but did not conduct any significant operations until its initial public offering (the "IPO") and reorganization in June 1995 (the "Reorganization") at which time the Company began providing practice management services to its initial 10 Practices. No further acquisitions were made during 1995. During 1996, however, the Company made a substantial number of acquisitions beginning in February, including acquisitions accounted for as poolings of interests as well as various purchase transactions. The Company acquired both the assets of individual practices, as well as three large physician practice management companies. In 1997, the Company continued to acquire the assets of additional eye care practices, but concentrated on in-market acquisitions. These in-market acquisitions were designed primarily to expand existing PRG affiliated practices, as opposed to necessarily increasing the number of practices with which PRG was affiliated. The Company also restructured the terms of its agreements with certain practices during 1997 (primarily a number of smaller optometry practices), which resulted in either the complete termination of any affiliation with these practices or the elimination of any significant relationship. Additionally, during late 1997 and early 1998, the Company made a decision to terminate its affiliations with a number of other practices and to sell and/or dispose of the assets and liabilities associated therewith. This decision and the effects resulting therefrom are discussed in more detail below.

  1997 Activity

     As referred to above, at various times during 1997, the Company acquired, in purchase transactions, the assets of 27 eye care practices and three ASCs. Aggregate consideration for these acquisitions was $37,790,000 in cash, promissory notes, convertible promissory notes and common stock (valued at the market price on date of issuance). In addition to these practice asset and ASC acquisitions, the Company developed two ASCs in 1997. These acquisitions and development projects collectively strengthened PRG's position in Louisiana, California, Pennsylvania, Kentucky, Ohio, Texas, Arizona, Florida, Tennessee, Nevada, New York and New Jersey. Seventeen of these 27 acquisitions were combined into existing PRG practices.

     As more fully discussed in Notes 2 and 3 of Notes to Consolidated Financial Statements, PRG initiated, during the latter half of 1997, a strategic review of its assets, operations and available resources. As a result of such review, the Company decided, during the third quarter of 1997, to begin the process of terminating its affiliations with approximately 13 practices and to sell and/or dispose of certain of the assets and liabilities associated therewith. In connection with such process, the Company recorded pre-tax charges of approximately $27,750,000 as of September 30, 1997 in anticipation of losses to be incurred in such sales and dispositions. During the late fourth quarter of 1997 and early 1998 in conjunction with a change of executive management, the Company identified an additional 24 practice affiliations to be terminated. PRG has recorded additional pre-tax charges of approximately $37,634,000 with respect to (1) the anticipated future dispositions of these practice assets and liabilities, and (2) the anticipated losses on the disposition of 7 smaller optometry practice affiliations effectively terminated in an agreement restructuring process, bringing to approximately $65,384,000 the total of pre-tax charges recorded during 1997 in connection with all the 44 practices to be sold, disposed of or disassociated through restructuring of a service agreement. As of April 6, 1998, this sales/disassociation process is ongoing, with 18 of the 44 practice affiliations targeted for disassociation having effectively ceased revenue generating operations, through either being sold, disposed of or having their service agreements significantly restructured.

     In March of 1998, management and the board of directors of the Company began pursuing a plan that would significantly restructure the Company and that would require widespread physician acceptance and shareholder approval to be successful. No assurance can be provided that the Company will be successful in gaining physician acceptance and shareholder approval and if such acceptance and approval are obtained, that the resultant plan will be successful. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more details regarding this plan.

THE PRACTICES

     In the aggregate, PRG's Practices provide primary, secondary and tertiary eye care. Primary eye care involves diagnosing and treating routine vision impairments through non-surgical correction. Patients requiring routine eye examinations can be treated by optometrists or ophthalmologists. PRG seeks to enable ophthalmologists associated with the Practices to concentrate on providing secondary and tertiary care. Secondary eye care involves the diagnosis and treatment of eye diseases and disorders through medical regimens, laser and/or routine surgical intervention. Secondary eye care includes the treatment of cataracts, glaucoma, simple corneal problems, and various refractive surgical procedures such as Laser In-Situ Keratomileusis (LASIK), Radial Keratotomy (RK), Automated Lamellar Keratoplasty (ALK) and Photo Refractive Keratotomy (PRK). Secondary eye care is provided by ophthalmologists. Tertiary eye care involves medical and surgical treatment for vitreoretinal disease, severe glaucoma and corneal diseases and is provided by ophthalmologists who often have subspecialty training in these areas. A number of the Practices provide refractive surgical services. As of April 6, 1998, PRG provided management services to 130 practices with 407 ophthalmologists and 185 optometrists at 347 locations in 22 states, owned or operated 48 ASCs and 167 optical dispensaries and owned or leased 23 excimer lasers. The Company is in the process of terminating its relationship with 44 of its practices 18 of which had been terminated as of April 6, 1998. The Company considers several practices that are combined under one service agreement to be a single "practice".

     The following table sets forth the locations in which the Company operated as of April 6, 1998. The table excludes practice information for the 18 practices that PRG has completed the termination process through either sale, disposition, or disassociation, but includes information for those practices that have been targeted in the termination process, but which had not been sold, disposed of or disassociated as of April 6, 1998.

                                       NUMBER
                                         OF                                                   EXCIMER      OPTICAL
   STATE/LOCATION                     OFFICES    OPHTHALMOLOGISTS    OPTOMETRISTS    ASC'S    LASERS     DISPENSARIES
   --------------                   ----------  -----------------   --------------  -------  ---------  -------------
ALABAMA                                    12            11               0           1           1          1
ARIZONA                                    10            11              14           9           1          4
ARKANSAS                                    7             5               4           0           0          4
CALIFORNIA                                 32            53              21          10           6         15
FLORIDA                                    41            72              12           3           2         22
ILLINOIS                                   20            12               9           0           1         12
KANSAS                                      1             3               0           1           0          0
KENTUCKY                                   10             2              12           0           0          8
LOUISIANA                                  21            18               7           4           1          6
MASSACHUSETTS                               3             7               2           1           0          0
MISSISSIPPI                                18            15              10           2           0         13
MISSOURI                                    4             7               3           0           0          2
NEVADA                                     16            23               0           2           3          4
NEW JERSEY                                  2             4               0           1           0          1
NEW YORK                                   10            13              11           0           1         10
NORTH CAROLINA                              2             1               1           0           0          1
OHIO                                       27            29              20           4           3          4
OKLAHOMA                                    2             3               4           0           0          2
PENNSYLVANIA                                3             5               0           1           0          3
SOUTH CAROLINA                              1             2               0           0           0          1
TENNESSEE                                  26            33              22           3           1         19
TEXAS                                      79            78              33           6           3         35
                                    ----------  -----------------   --------------  -------  ---------  -------------
  TOTAL                                   347           407             185          48          23        167
                                    =================================================================================

SERVICE AGREEMENTS

     PRG is a party to management service agreements ("Service Agreements") with its Practices, under which PRG generally is the exclusive manager and administrator of non-physician services relating to the operation of such Practices. The following summary briefly describes the terms typically set forth in the Company's Service Agreements with the Practices. The actual terms of the various Service Agreements vary from the description below, on a case by case basis, depending on negotiations with the individual Practice and the requirements of local regulations.

     The service fees ("Service Fees") payable to PRG by the Practices under the Service Agreements vary based on the fair market value, as determined in arms-length negotiations, for the nature and amount of services provided. Such fees are payable monthly and consist of various combinations of the following: (i) percentages of the revenues of the Practices, or percentages of the earnings of the Practices or net income after payment by the Practices of physician compensation, (ii) all revenues, or a substantial portion of revenues, relating to facility and other non-physician fees with respect to certain assets owned by PRG, (iii) operating and non-operating expenses of the Practices paid by PRG pursuant to the Service Agreements and (iv) certain negotiated performance and other adjustments. With respect to several of the Practices, the Service Fees are based on flat rates, some of which are subject to renegotiation on an annual basis or transition, over time, to a variable fee. In certain states in which the corporate practice of medicine is permitted, PRG contracts with the Practices for the provision of medical services by the Practice on behalf of PRG and PRG pays such Practices for the services provided. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Overview" and Note 5 of Notes to Consolidated Financial Statements of the Company.

     Pursuant to the Service Agreements, PRG generally (i) acts as the exclusive manager and administrator of non-physician services relating to the operation of the Practices, subject to matters reserved for the Practice's Joint Planning Board (an advisory committee comprised of representatives of the Company and the practices), (ii) bills patients, insurance companies and other third-party payors and collects on behalf of the Practices the fees for professional medical services and other services and products rendered or sold by the Practices,
(iii) provides, as necessary, clerical, accounting, purchasing, payroll, legal, bookkeeping, personnel and computer services and information management, preparation of certain tax returns, printing, postage and duplication services and medical transcribing services, (iv) supervises and maintains custody of substantially all files and records, (v) provides facilities for the Practices,
(vi) orders and purchases inventory and supplies as reasonably requested by the Practices, (vii) provides working capital financing and makes capital expenditures for the Practices and (viii) implements, in consultation with the Joint Planning Board and/or the Practice, national and local public relations or advertising programs. In addition, pursuant to all Service Agreements except those to which PRG became a party as a result of the acquisition of the eye care of division of EquiMed, Inc. ("EquiMed"), PRG (i) prepares, in most cases in consultation with the Joint Planning Board and the Practices, all annual and capital operating budgets, (ii) provides financial and business assistance on the negotiation, establishment, supervision and maintenance of contracts and relationships with managed care and other similar providers and payors and (iii) contracts with various forms of managed care entities and payor organizations on behalf of the Practices.

     The financial terms of the Service Agreements the Company enters into with its affiliated Practices provide for service fees that are payable monthly and consist of a combination of (a) the operating and non-operating expenses of the Practices paid by PRG pursuant to the Service Agreements and (b) a management fee. The method by which the management fee may be calculated for revenues relating to physician services and certain other medical services varies, and includes (i) percentages (ranging from approximately 12% to 16%) of the revenues of the Practices; (ii) percentages (ranging from 10% to 51%) of the earnings of the Practices; (iii) for an initial time period (from two to five years) of the Service Agreement, the greater of a flat rate or a percentage of the earnings of the Practices and thereafter a percentage (35%) of the earnings of the Practices; (iv) a combination of percentages (2% to 5%) of the revenues and percentages (10% to 30%) of the earnings of the Practices; or (v) flat rates, some of which are subject to renegotiation on an annual basis or transition, over time, to a percentage of the earnings of the Practices. With respect to revenues relating to certain facility and other non-physician fees, the management fee consists of percentages (ranging from 35% to 100%) of the earnings associated with such revenues. In certain states in which the corporate practice of medicine is permitted, PRG contracts with the Practices or individual physicians for the provision of medical services on behalf of PRG. The method by which PRG pays for such services are (i) percentages (65% to 75%) of the earnings of the Practices; or (ii) percentages (approximately 50% to 70%) of the earnings of the individual physicians.

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

     The term of the Service Agreements is generally 40 years, with automatic extensions (unless specified notice is given). Generally, the Service Agreements may be terminated by PRG if the Practice (i) files a petition in bankruptcy or other similar events occur or (ii) defaults on the performance of a material duty or obligation, which default continues for a specified term after notice. In addition, all Service Agreements, except those to which PRG became a party as a result of the EquiMed acquisition and certain of those to which PRG became a party upon the consummation of the acquisition of American Ophthalmic Incorporated ("AOI") provide that the Practices may terminate the agreement if PRG (i) files a petition in bankruptcy or other similar events occur or (ii) defaults on the performance of a material duty or obligation, which default continues for a specified term after notice.

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

GOVERNMENT REGULATION AND SUPERVISION

 General

     The health care industry is highly regulated, and there can be no assurance that the regulatory environment in which PRG operates will not change significantly in the future. PRG believes that health care regulations will continue to change. PRG expects to modify its agreements and operations from time to time as the business and regulatory environment changes. While PRG believes it will be able to structure its agreements and operations in accordance with applicable law, there can be no assurance that its business or such agreements or operations will not be successfully challenged.

     Every state imposes licensing requirements on individual physicians and on facilities and services operated by physicians. In addition, federal and state laws regulate health maintenance organizations ("HMOs") and other managed care organizations ("MCOs") with which PRG may have contracts. Many states require regulatory approval, including certificates of need, before establishing or expanding certain types of health care facilities, offering certain services or making expenditures in excess of statutory thresholds for health care equipment, facilities or programs. In connection with the expansion of existing operations and the entry into new markets, PRG may become subject to compliance with additional regulation.

     The United States Congress and many state legislatures routinely consider proposals to reform or modify the health care system, including measures that would control health care spending, convert all or a portion of government reimbursement programs to managed care arrangements, and balance the federal budget by reducing spending for Medicare and state health programs. These measures can affect a health care company's cost of doing business and contractual relationships. For example, recent developments that affect PRG's activities include: (i) federal legislation requiring a health plan to continue coverage for individuals who are no longer eligible for group health benefits and prohibiting the use of "pre-existing condition" exclusions that limit the scope of coverage; (ii) a Health Care Financing Administration ("HCFA") policy prohibiting restrictions by Medicare HMOs on physicians recommending to patients other health plans and treatment options; and (iii) regulations imposing restrictions on physician incentive provisions in physician provider agreements. There can be no assurance that such legislation, programs and other regulatory changes will not have a material adverse effect on PRG's business, financial condition or results of operations.

     The ability of PRG to operate profitably will depend in part upon PRG, the Practices and their physicians obtaining and maintaining all necessary licenses, certificates of need and other approvals and operating in compliance with applicable health care regulations.

 Fee-Splitting; Corporate Practice of Medicine

     The laws of many states prohibit physicians from splitting fees with non-physicians (or other physicians) and prohibit non-physician entities from practicing medicine. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. The laws in most states regarding fee splitting and the corporate practice of medicine have been subjected to limited judicial and regulatory interpretation. Although PRG believes its operations as described herein are in substantial compliance with existing applicable laws, PRG's business operations have not been the subject of judicial or regulatory interpretation. There can be no assurance that review of PRG's business by courts or regulatory authorities will not result in determinations that could adversely affect the operations of PRG or that the health care regulatory environment will not change so as to restrict PRG's existing operations or their expansion. In addition, the regulatory framework of certain jurisdictions may limit PRG's expansion into such jurisdictions if PRG is unable to modify its operational structure to conform with such regulatory framework.

     In particular, at least one Texas court has held that control by a management company over certain medical related business aspects of a medical practice constitutes the prohibited corporate practice of medicine by the management company. Illinois courts have indicated that employment of physicians by for-profit corporations that are not hospitals violates Illinois law related to the corporate practice of medicine and that management fees based on a percentage of revenue or income violate Illinois' prohibitions on fee-splitting. The Florida Board of Medicine recently entered a final order in a case titled In Re: The Petition for Declaratory Statement of Magan L. Bakarania, M.D., supported by a prior Florida Board of Medicine Order, stating that a management fee based on a specified percentage of net income without direct relation to the services rendered violates Florida law related to fee-splitting. That case has been stayed pending appeal. PRG cannot predict the ultimate outcome of this case. If the Florida Board of Medicine Order is affirmed by a Florida Court, PRG will seek to restructure certain of the service agreements to which it is a party in Florida, although there can be no assurance that PRG will be successful in doing so. PRG has already adjusted its Service Fee methodology in states where it was deemed necessary to comply with such laws, although, as stated previously, no assurance can be provided that a party could not successfully assert that the Service Fee methodology violates any such laws.

     Except as indicated in this document, PRG is not aware of significant litigation related to the corporate practice of medicine or state laws prohibiting or limiting fee-splitting that PRG anticipates will materially affect its business. A determination in any state that PRG is engaged in the corporate practice of medicine or any unlawful fee-splitting arrangement could render any Service Agreement between PRG and a Practice located in such state unenforceable or subject to modification, which could have a material adverse effect on PRG. There can be no assurance that regulatory authorities or other parties will not assert that PRG or a Practice is engaged in the corporate practice of medicine in such states or that the management fees paid to PRG by the Practices constitute unlawful fee-splitting or the corporate practice of medicine. If such a claim were asserted successfully, PRG could be subject to civil and criminal penalties, physicians could have restrictions imposed upon their licenses to practice medicine and PRG or the Practices could be required to restructure their contractual arrangements. Such results or the inability of PRG or the Practices to restructure their relationships to comply with such prohibitions could have a material adverse effect on PRG's financial condition and results of operations.

 Medicare Physician Payment System

     PRG believes that trends in cost containment will continue to result in a reduction from historical levels in per-patient revenue for medical practices. The federal government has implemented, through the Medicare program, the resource-based relative value scale RBRVS payment methodology for physician services. This methodology went into effect in 1992 and was implemented during a transition period in annual increments through December 31, 1995. RBRVS is a fee schedule that, except for certain geographical and other adjustments, pays similarly situated physicians the same amount for the same services. The RBRVS is adjusted each year, and is subject to increases or decreases at the discretion of Congress. To date, the implementation of RBRVS has reduced payment rates for certain of the procedures historically provided by the Practices. There can be no assurance that any reduced operating margins could be offset by PRG through cost reductions, increased volume, introduction of additional procedures or otherwise.

     Rates paid by nongovernmental insurers, including those that provide Medicare supplemental insurance, are based on established physician, ASC and hospital charges, and are generally higher than Medicare payment rates. Any decrease in the relative number of patients covered by private insurance could adversely affect PRG's revenues and income.

 Medicare and Medicaid Fraud and Abuse

     Federal law prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for, or in order to induce, (i) the referral of a person, (ii) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare or Medicaid programs or (iii) the purchase, lease or order or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under Medicare or Medicaid. The federal government has recently announced a policy of increased scrutiny of joint ventures and other transactions among health care providers in an effort to reduce potential fraud and abuse relating to Medicare and Medicaid costs. The applicability of these provisions to business transactions in the health care industry has been subject to limited judicial and regulatory interpretation. Noncompliance with the federal anti-kickback legislation can result in exclusion from Medicare and Medicaid programs and civil and criminal penalties.

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

     Significant prohibitions against physician referrals have been enacted by Congress. These prohibitions, commonly known as "Stark II," amended prior physician self-referral legislation known as "Stark I" by dramatically enlarging the field of physician-owned or physician-interested entities to which the referral prohibitions apply. Stark II prohibits a physician from referring Medicare or Medicaid patients to an entity providing "designated health services" in which the physician has an ownership or investment interest, or with which the physician has entered into a compensation arrangement, unless a statutory exemption applies. The designated health services include prosthetic devices, which under applicable regulations and interpretations include one pair of eyeglasses or contact lenses furnished after cataract surgery and intraocular lenses provided at ASCs. The penalties for violating Stark II include a prohibition on payment by these government programs and civil penalties of as much as $15,000 for each violative referral and $100,000 for participation in a
"circumvention scheme."   On January 9, 1998, HCFA published a Notice of
Proposed Rulemaking implementing Stark II. The proposed regulations, when they become final, will provide for an exception to the referral prohibition for designated health services furnished in an ASC if payment for the services are included in the ASC payment rate. To the extent that PRG or any Practice is deemed to be subject to the prohibitions contained in Stark II for services, PRG believes its activities fall within the permissible activities defined in Stark II, including, but not limited to, the provision of in-office ancillary services.

     In some states, PRG owns and operates ASCs in its own right as a provider of services. PRG also manages physician practices in those states, and thus can receive referrals from PRG affiliated practices in those market areas. To the extent that any of those ASCs provide designated health services, PRG believes that its operations fall within the existing regulatory exception for clinical laboratory referrals to ASCs under Stark I, and the proposed exception for all other designated health services under Stark II. To the extent that designated health services are not involved, the anti-kickback statute is not implicated because any referring physician's ownership interest in PRG is too remote and insubstantial to be affected by referrals to the ASC, and fees paid and received under the management services agreement are not related to any actual or expected referrals to the ASC by the physician in a managed practice.

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

   In 1996, Congress passed the Health Insurance Portability and Accountability Act which, among other things, provides increased funding for federal investigations of healthcare fraud and abuse. For 1998, the Act provides for an aggregate of approximately $119,600,000 to be available for the Department of Health and Human Services and the Department of Justice and approximately $56,000,000 to be available to the Federal Bureau of Investigation to combat healthcare fraud. Such increased activity by federal agencies could increase the likelihood of an investigation of PRG or a Practice.

     The last three or four years have also seen an increase in private whistleblower actions (qui tam actions) against healthcare providers. Such private enforcement of healthcare laws, often by disgruntled employees, also could increase the potential for a healthcare investigation of PRG or a Practice.

  Medicare Developments

     The recently adopted Balanced Budget Act of 1997 ("BBA") enacted a Medicare Plus/Medicare Choice Program for Medicare enrollees. The program would broaden the coverage options available to Medicare recipients, would authorize broader use of medical savings accounts, and would allow physicians and patients to contract for health care services at rates beyond what is paid by Medicare.
Such changes potentially could increase the services utilized by Medicare recipients. In addition, the BBA allows provider-sponsored organizations ("PSOs") to contract directly with Medicare, instead of contracting through an HMO. If PRG participates in such PSOs, it could increase the percentage of Medicare-related business, which would also increase the exposure for losses if Medicare revenues fall short of the cost of services actually utilized by Medicare beneficiaries. If PRG does not participate in such PSOs, whether by choice or because it does not obtain a required license to act as a PSO, PRG's ability to participate in Medicare programs could be limited. The BBA also amends the fraud and abuse laws to require permanent exclusion from Medicare of anyone convicted of three Medicare program-related crimes and to impose new civil monetary penalties on anyone contracting with an excluded health care provider. These changes increase the regulatory and other risks encountered by PRG. See "Risk Factors - Risks Associated With Managed Care Contracts". On January 9, 1998, HCFA published a Notice of Proposed Rulemaking implementing Stark II. The proposed regulations, when they become final, will reduce some of the uncertainty surrounding HCFA's interpretation of Stark II and will assist PRG in better structuring its operations to comply with the law. In some cases, however, the strict nature of the new rules will make compliance more onerous, and achieving such compliance may have a material adverse effect on PRG's business in certain markets.

  Legislative Developments

  In addition, proposed legislation regarding health care reform has been introduced before many state legislatures. Any such reform at the federal or state level could significantly alter patient-provider relationships. State and federal agency rule-making addressing these issues is also expected. No predictions can be made as to whether future health care reform legislation, similar legislation or rule-making will be enacted or, if enacted, its effect on PRG. Any federal or state legislation prohibiting investment interests in, or contracting with, PRG by health care providers for which there is no statutory exception would have a material adverse effect on PRG's business, financial condition or results of operations.


COMPETITION

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

  PRG experiences competitive pressures for the acquisition of the assets of, and the provision of management services to, additional practices and ASCs and the acquisition of MSOs. PRG knows of practice management companies, both publicly and privately held, some of which are focused on eye care services that have established operating histories and, in some instances, greater resources than PRG, and are pursuing the acquisition of the assets of general and specialty medical practices and ASCs, including eye care practices and ASCs and the management of such practices. Additionally, some hospitals, clinics, health care companies, HMOs and insurance companies engage in activities similar to the activities of these other practice management companies. There can be no assurance that PRG will be able to compete effectively with such competitors for the acquisition of, or affiliation with, eye care practices, that additional competitors will not enter the market, that such competition will not make it more difficult or expensive to acquire the assets of, and provide management services to, eye care practices on terms beneficial to PRG or that competitive pressures will not otherwise adversely affect the Company.


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

EMPLOYEES

     As of April 6, 1998, PRG had approximately 4,900 full-time and part-time employees, of which approximately 160 were employed at PRG's corporate and regional offices and the remainder of which were employed at the Practices. PRG believes that its relationship with its employees is satisfactory.

EXECUTIVE OFFICERS

     The following table sets forth certain information concerning each of the persons who are executive officers of PRG as of April 6, 1998.

               NAME                AGE                         POSITION
               ----                ---                         --------

Richard A. Gilleland.............   53  Chairman of the Board and Chief Executive Officer
Peter G. Dorflinger..............   46  President and Chief Operating Officer
Richard J. D'Amico...............   39  Executive Vice President, Chief Administrative Officer,
                                          General Counsel and Secretary
Jonathan R. Bond.................   39  Senior Vice President - ASC Operations
Michael Yeary....................   44  Senior Vice President - Practice Operations
Pamela B. Westbrook..............   40  Vice President - Chief Financial Officer

     Executive officers' terms expire upon the first to occur of the following: the election and qualification of such officer's successor, such officer's resignation, termination of such officer's employment agreement, if any, or his or her death.

     Richard A. Gilleland has served as Chairman of the Board and Chief Executive Officer of PRG since December of 1997 and has served as a director of PRG since June 28, 1995. He was Interim Chairman of Quest Medical, a manufacturer of proprietary products for the health care industry from July 1996 to November 1996. Mr. Gilleland served as Chief Executive Officer and President of Amsco International, Inc. (which has been acquired by Steris Corp.), a manufacturer of orthopedic supplies and equipment from July 1995 to July 1996. Mr. Gilleland served as Chairman, President and Chief Executive Officer of Kendall International Inc., a manufacturer and distributor of disposable medical supplies and devices and home health care products from July 1990 until July 1995. From January to November 1989, he was President, Chief Executive Officer and Chairman of the Board of American Medical International, Inc., which owns and operates acute care hospitals. Mr. Gilleland also has served as a director of OrNda Health Corp., a provider of acute medical, surgical and hospital operation and management services since 1992, and since 1994, as a director of Tyco International, Ltd., a manufacturer of bioprotection and flow control equipment. Mr. Gilleland also serves as a director of DePuy Inc., a manufacturer of orthopedic supplies and equipment and Remington Arms Co., a manufacturer of sporting arms and equipment. Mr. Gilleland served as a director of Bird Medical Technologies, Inc., a manufacturer of inhalation therapy and equipment from 1994 to 1996. Mr. Gilleland received his B.A. from the University of Minnesota in 1967.

     Peter G. Dorflinger was elected President and Chief Operating Officer of the Company effective January 24, 1998. From June 1990 until October 1996, Mr. Dorflinger served as Group Vice President and General Counsel of Sulzer Medica USA, Inc., a subsidiary of Sulzer Medica, Ltd., a Swiss medical device manufacturer. From January 1997 through January 1998, Mr. Dorflinger was Vice President and General Counsel of Advanced Medical Instruments, Inc., a manufacturer of medical monitoring equipment. From September 1997 to January 1998, Mr. Dorflinger also served as President of GlasTech, Inc., a manufacturer of dental products. Mr. Dorflinger received his J.D. from the University of Houston Law Center in 1975 and his B.A. from the University of Texas at Austin in 1972. Mr. Dorflinger is also a director of Benchmark Electronics, Inc., an electronic manufacturing services company, and Maxxim Medical, Inc., a manufacturer of diversified specialty medical products.

     Richard J. D'Amico has served as Executive Vice President and Chief Administrative Officer since January 1, 1997, as Senior Vice President of PRG from January 1, 1996 until January 1, 1997 and as General Counsel and Secretary of PRG since April 20, 1995. From March 1995 to April 1995, he served as a consultant to PRG. From December 1994 through March 1995, Mr. D'Amico served as President and General Counsel and from March 1993 through December 1994, Mr. D'Amico served as Vice President and General Counsel for Radiation Care, Inc., a corporation that operated radiation therapy and diagnostic imaging centers in ten states. From June 1991 through March 1993, Mr. D'Amico served as Assistant Vice President and in-house counsel for U.S. Healthcare, Inc., a company that operates HMOs in eight states. Mr. D'Amico received his J.D. from Rutgers University School of Law -- Camden in 1985 and his B.S. in electrical engineering from Villanova University in 1981.

     Michael Yeary has served as Senior Vice President of PRG since February, 1998. From February 1996 until February 1998, Mr. Yeary served as Regional Vice President of PRG for South Texas and Louisiana. From January 1, 1998 until March 30, 1998, Mr. Yeary served as the Interim Accounting Manager of PRG in addition to his other duties. From 1989 to February 1996, he was the Chief Financial Officer for Mann Berkeley Eye Center in Houston, Texas. From 1981 to 1989, Mr. Yeary served as the Executive Vice President, Chief Financial Officer for the Tomasco Group, a real estate development and investment company with operations in industries related to commercial real estate, manufacturing and oil and gas. Previously Mr. Yeary served in a variety of capacities in retail and public accounting with Deloitte and Touche, LLP. Mr. Yeary is a Certified Public Accountant and received his B.B.A. in Accounting from Lamar University. He is also a Director of Humble National Bank.

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

     Pamela B. Westbrook has served as Vice President and Chief Financial Officer of PRG since March 30, 1998. From November 1986 to March 1998, she served in various capacities with Sulzer Medica, Ltd., a manufacturer of cardiovascular and orthopedic medical implant devices. These positions include Vice President, Finance for Sulzer Medica USA, Vice President, Controller for Sulzer Cardiovascular Prostheseis Division, and Director of Accounting for Sulzer Intermedics. Previously, Ms. Westbrook has served in a variety of positions in construction and public accounting with Alexander Grant & Co. Ms. Westbrook is a Certified Public Accountant and received her B.B.A. in accounting from the University of Texas in 1980.

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

 Limited Operating History and Integration of Operations

     Prior to PRG's acquisition of the initial 10 Practices in June 1995 pursuant to the Reorganization, PRG conducted no significant operations. Since its formation, PRG has grown principally through acquisitions, a substantial portion of which have been consummated since March 1996. If PRG is to realize the anticipated benefits of acquisitions, the operations of these entities must be integrated and combined effectively. The process of integrating management services, administrative organizations, facilities, management information systems and other aspects of operations, while managing a larger and geographically expanded entity, has presented and will continue to present a significant challenge to the management of PRG as more fully described in "Management Discussion of Financial Condition and Results of Operations" and Notes 2 and 3 in Notes to Consolidated Financial Statements. There can be no assurance that the integration process will be successful or that the anticipated benefits of its business combinations will be realized. The dedication of management resources to such integration may detract from the day-to-day operations of PRG. The difficulties of integration may be increased by the necessity of coordinating geographically separated organizations, integrating personnel with disparate business backgrounds and combining different corporate structures. There can be no assurance that there will not be substantial unanticipated costs associated with such activities or that there will not be other material adverse effects of these integration efforts. Such efforts could materially reduce the earnings of PRG.

  Risks Related to Intangible Assets

     As a result of PRG's various acquisition transactions, net intangible assets of approximately $350,538,000 are recorded on PRG's December 31, 1997 consolidated balance sheet. Using amortization periods ranging from seven to 40 years, amortization expense relating to these intangibles will be approximately $11,000,000 per year. Purchases of practices or ASCs that result in the recognition of additional intangible assets or shorter amortization periods would cause amortization expense to further increase. A substantial portion of the amortization generated by these intangible assets is not deductible for tax purposes.

     As acquisitions are made, PRG evaluates each acquisition considering the practice's market position, reputation, profitability, and geographical penetration, its position in the PRG provider network, the collective experience of its executives and employees, its relationships with its customers and physicians, the relationships between its physicians and their patients and the specific service agreements entered into with the Practices. All of these factors contribute to the purchase price paid for the acquisition and to the intangible created in the purchase transaction.

     PRG evaluates such facts and circumstances on a periodic basis to determine if the related intangible asset continues to be realizable and if the amortization period continues to be appropriate. If it is determined that facts and circumstances have changed to the extent that it is believed that the existing amortization periods and carrying values are no longer appropriate, adjustments to such carrying values and or amortization periods are adopted. During the latter half of the year ended December 31, 1997, the Company made a decision to begin the process of termination of its affiliation with 37 ophthalmology practices and effectively terminated its affiliation with approximately 7 smaller optometry practices all as more fully described in the "Business-Overview" section above. As a result, approximately $52,312,000 of net intangible assets associated with these 44 practices were reclassified out of the "Intangible Assets" balance into the "Assets held for disposition" balance on the consolidated balance sheet as of December 31, 1997. Although as of December 31, 1997, the remaining net unamortized balance of intangible assets acquired of $350,538,000 was not considered to be impaired, there can be no assurance that the value of such intangibles will be realized by PRG. Any future determination that a significant impairment has occurred would require the write-off of the impaired portion of unamortized intangible assets, which could have a material adverse effect on the Company's financial condition and results of operations.

     During the course of 1997, the Securities and Exchange Commission informed the Company that it had concerns, on a prospective basis, regarding the use by physician practice management companies, generally, and the Company, specifically, of amortization periods for intangible assets in excess of 25 years. While the Company believes its present amortization policies continue to be appropriate, if the Company were to adopt 25 year lives in place of its current 40 year lives, the additional amount of amortization in 1998 would be approximately $5,267,000.

     As more fully discussed in Note 3 of Notes to Consolidated Financial Statements, the Financial Accounting Standards Board's Emerging Issues Task Force issued new accounting guidelines during 1997 relative to when pooling of interests accounting could be used by physician practice management companies. These new guidelines will require that seven of the Company's acquisitions previously accounted for as poolings of interests be accounted for as purchases and appropriate intangible assets established. These new guidelines must be adopted prior to the end of 1998. The establishment of these intangbiles will result in amortization expense in future periods being larger than it otherwise would have been.

  Government Regulation

     Various state and federal laws regulate the relationships between providers of health care services, physicians and other clinicians. See "Business-- Government Regulation and Supervision."

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

     Several states, including states in which some Practices are located, have adopted laws similar to the "anti-kickback" and "anti-referral" laws that cover patients in private programs as well as government programs. The laws of many states also prohibit physicians from splitting fees with non-physicians and prohibit non-physician entities from practicing medicine. These laws vary from state to state and are enforced by the courts and by regulatory authorities. A determination of liability under any such laws could have a material adverse effect on PRG.

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

 Reimbursement; Trends and Cost Containment

     PRG's revenues are derived principally from service fees paid to PRG by the Practices. Since the amount of service fees payable to the Company is generally determined with reference to the revenues or earnings of the Practices, any reduction in the revenues of Practices could adversely affect the Company. A substantial portion of the revenues of the Practices are derived from government sponsored health care programs (principally, the Medicare and Medicaid programs) or private third-party payors. The health care industry is experiencing a trend toward cost containment as government and private third-party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with service providers. PRG believes that these trends will continue to result in a reduction from historical levels in per-patient revenue for such medical practices. Further reductions in payments to physicians or other changes in reimbursement for health care services would generally reduce the Service Fees payable to PRG thereby reducing PRG's revenues and, unless PRG is otherwise able to offset such payment reductions through cost containment, PRG's profitability would also be reduced.

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

 Risks Associated with Managed Care Contracts

     As an increasing percentage of patients are coming under the control of managed care entities, PRG believes that its success will, in part, be dependent upon PRG's ability to negotiate, on behalf of the Practices, contracts with HMOs, employer groups and other private third-party payors pursuant to which services will be provided on a risk-sharing or capitated basis by some or all Practices. Under some of such agreements, the healthcare provider accepts a pre-determined amount per patient per month in exchange for providing all necessary covered services to the patients covered under the agreement. Such contracts pass much of the financial risk of providing care, such as over-utilization, from the payor to the provider. Such contracts, in general, result in greater predictability of revenues, but greater unpredictability of expenses. Although PRG enters into the managed care contracts, in many cases, the risks are passed on to the affiliated Practices. In the instances where PRG assumes the risk, PRG attempts to develop rates that support the assumption of risk. There can be no assurance that PRG will be able to negotiate, on behalf of its Practices, satisfactory arrangements on a risk-sharing or capitated basis. In addition, to the extent that patients or enrollees covered by such contracts require more frequent or extensive care than is anticipated, operating margins may be reduced, or in the worst case, the revenues derived from such contracts may be insufficient to cover the costs of the services provided. As a result, Practices may incur additional costs, which would reduce or eliminate anticipated earnings under such contracts. Any such reduction or elimination of earnings could have a material adverse affect on PRG's results of operations.

     PRG, through its subsidiary, The EyePA, Inc., enters into contracts with licensed insurance companies, such as HMOs, whereby PRG assumes risks in connection with providing medical services under capitation arrangements. It is subject to a variety of regulatory and licensing requirements applicable to insurance companies or HMOs. The HMO and insurance industries are highly regulated at the state level and are highly competitive. There can be no assurance that developments in any of these areas will not have an adverse effect on PRG's subsidiary.

 Shares Eligible for Future Sale; Registration Rights

     As of April 6, 1998, PRG had approximately 29,800,000 shares of outstanding common stock. Of such shares, (i) approximately 9,300,000 shares were registered in connection with two underwritten public offerings (which included the sale of 1,500,000 shares by certain selling stockholders); (ii) the issuance of approximately 8,700,000 shares (excluding shares subsequently reacquired by the Company) was registered and such shares were issued in connection with acquisitions (with the resale of a portion of such shares contractually subject to the holding periods and volume limitations provided for under Rule 144 of the Securities Act (as in effect from time to time)); (iii) the issuance of approximately 1,500,000 shares was not registered and such shares were issued in acquisitions or prior to PRG's initial public offering ("IPO"), but the resale of such shares has been registered; and (iv) the issuance of approximately 10,200,000 shares was not registered and such shares were issued in connection with acquisitions or prior to PRG's IPO, and the holders of substantial portions of such shares have certain registration rights. In addition, the Company's $125,000,000 of 6% convertible subordinated debentures (the "Debentures") are convertible into approximately 5,000,000 shares of common stock. During 1997, the Company issued convertible promissory notes in connection with acquisitions. These convertible promissory notes are convertible into 943,000 shares of common stock. Neither the issuance of these convertible promissory notes nor the issuance of common stock upon issuance of the convertible promissory notes have been registered under the Securities Act.

     The Company estimates that on April 29, 1997 approximately 6,900,000 of the Company's shares became eligible for sale under and in accordance with Rule 144, as currently in effect, promulgated under the Securities Act (subject to the volume and manner of sale restrictions of Rule 144). In June 1997, approximately 5,000,000 shares became eligible for sale pursuant to the terms of certain stockholders rights. In addition, in January 1997, the Company registered the issuance of approximately 10,000,000 shares under the Securities Act for issuance in connection with future acquisitions.

     In general, shares whose issuance has been registered are freely tradable without restriction except to the extent held or acquired by affiliates of PRG and shares whose issuance has not been registered may be resold publicly only in future transactions registered under the Securities Act or in compliance with an exemption from registration requirements of the Securities Act, including the exemption provided by Rule 144 thereunder. The Securities and Exchange Commission has also implemented changes to Rule 144, such that effective April 29, 1997, the holding period under Rule 144 for sales subject to volume and manner of sale restrictions was reduced from two years to one year and the holding period for sales not subject to such restrictions was reduced from three years to two years.

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

     PRG experiences competitive pressures for the acquisition of the assets of, and the provision of management services to, additional practices and ASCs and the acquisition of MSOs. PRG knows of practice management companies, both publicly and privately held, some of which are focused on eye care services that have established operating histories and, in some instances, greater resources than PRG, and are pursuing the acquisition of the assets of general and specialty medical practices and ASCs, including eye care practices and ASCs and the management of such practices. Additionally, some hospitals, clinics, health care companies, HMOs and insurance companies engage in activities similar to the activities of these other practice management companies. There can be no assurance that PRG will be able to compete effectively with such competitors for the acquisition of, or affiliation with, eye care practices, that additional competitors will not enter the market, that such competition will not make it more difficult or expensive to acquire the assets of, and provide management services to, eye care practices on terms beneficial to PRG or that competitive pressures will not otherwise adversely affect the Company.

 Potential Liability and Insurance; Legal Proceedings

     The provision of medical services entails an inherent risk of professional malpractice and other similar claims. Generally, PRG only provides facilities and administrative services in connection with the provision of its management services to the Practices; however, in some jurisdictions where the Company is permitted under applicable regulations, PRG, however, directly contracts with physicians and optometrists for the provision of professional services. In all cases, PRG does not control or direct the practice of medicine by physicians in any jurisdiction and does not assume responsibility for compliance with certain regulatory and other requirements directly applicable to physicians and physician groups. There can be no assurance that claims, suits or complaints relating to services and products provided by Practices will not be asserted against PRG in the future. Additionally, PRG owns and operates ASCs. A source of potential liability may be claims of negligence on the part of health care professionals under direct contract with the Company or employed by the Practices to provide professional services or in connection with surgeries performed at the Company's ASCs. The Company could also be held liable for negligence regardless of the relationship between the Company and the Practices if the Company were deemed negligent in selecting or retaining health care professionals or otherwise in performing its management services or operating ASCs.

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

     PRG and certain of its present and former officers and directors have recently been named in six class action securities claims. PRG maintains insurance coverage related to those risks that it believes is adequate, although no assurance can be provided that any successful claims will not exceed applicable policy limits. See "Item 3. Legal Proceedings". The availability and cost of directors' and officers' liability insurance has been affected by various factors. There can be no assurance that such insurance will be available to PRG in the future at acceptable costs or that the future costs of such insurance to PRG will not have any adverse effect on PRG's financial condition or results of operations.

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

     During 1997 and the first quarter of 1998, the Company was named a defendant in several material legal proceedings. See "Legal Proceedings".

 Anti-Takeover Considerations

     Certain provisions of the Company's Restated Certificate of Incorporation, the Company's Bylaws and Delaware law could discourage potential acquisition proposals, delay or prevent a change in control of the Company and, consequently, limit the price that investors might be willing to pay in the future for shares of the common stock. These provisions include a classified board of directors, the inability to remove directors except for cause and the ability to issue, without further stockholder approval, shares of preferred stock with rights and privileges senior to the common stock. In addition, in April 1996 the Company adopted a stockholder rights plan, which can have a significant anti-takeover effect. The Company also is subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits a Delaware corporation from engaging in any of a broad range of business combinations with an "interested stockholder" for a period of three years following the date that such stockholder became an interested stockholder. The Company's principal credit facilities require the Company to obtain the consent of the lender following a change in PRG's senior management personnel, and a "change of control" constitutes an event of default under the credit facilities. In addition, in the event of a "change in control", each holder of the Debentures will have the right, at the holder's option, to require the Company to repurchase all or a portion of such holder's Debentures at a purchase price equal to 100% of the principal amount thereof plus accrued interest to the repurchase date. These provisions of the Company's credit facilities and the Debentures could serve to impede or prevent a change of control or have a depressive effect on the price of the common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

 Leverage

     The Company's indebtedness is significant in relation to its stockholders' equity. Long-term debt accounted for approximately 36% of the Company's total capitalization.

  Volatility of Stock Price

     The market price of the common stock has been and could continue to be subject to significant fluctuations in response to various factors and events. These factors include variations in the Company's earnings results, changes in earnings estimates by securities analysts, publicity regarding the Company, its competitors, the physician practice management industry or the health care industry generally, new statutes or regulations or changes in the interpretation of existing statutes or regulations affecting the health care industry in general or the physician practice management industry specifically, changes in the reimbursement practices or policies of third-party payors, sales of substantial amounts of common stock in the public market or the perception that such sales could occur and other factors. In addition, in recent years, the stock market and, in particular, the physician practice management segment of the health care industry, has experienced broad price and volume fluctuations that often have been unrelated to the operating performance of particular companies. These market fluctuations also may adversely affect the market price of the shares of common stock. See "Market Information."

  Year 2000 System Issues

     PRG is dependent upon its various practice management systems to bill patients for services rendered by the Practices. The Company also relies upon these practice management systems to bill various third-party payors (i.e. Medicare, insurance companies, etc.) for services rendered. Approximately, 45-50% of cash receipts of the Practices are received from Medicare and the majority of the associated billings to Medicare are completed electronically. Certain of the Company's practice management systems, as well as various of the third-party payor systems, will require upgrades to make them functional for the year 2000 issue. The Company is currently in the process of determining its approach, developing a plan and determining the cost of such an upgrade and, at present, estimates the amount of required expenditures to be no more than $5,000,000, a portion of which will be repaid by the Practices. Additionally, the Company's portion of these expenditures will be significantly reduced if the restructuring plan referred to in "Management's Discussion and Analysis of Financial Condition and Results of Operations" is implemented. These expenditures will be incurred during the course of 1998 and 1999. Although management believes all upgrades will be made successfully and in a timely fashion by both the Company and its major third-party payors, there can be no assurance that this will be the case, and it could have a material adverse affect on the Company.

ITEM 2.   PROPERTIES
          ----------

     In addition to its various practice facilities, PRG operates and leases corporate offices in Dallas, Texas; Houston, Texas; Memphis, Tennessee; Orlando, Florida; Atlanta, Georgia; Bakersfield, California and Las Vegas, Nevada. Its corporate headquarters are located in Dallas.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     EquiMed Inc. v. Physicians Resource Group, Inc. and PRG Georgia, Inc. On May 15, 1997, EquiMed, Inc. initiated arbitration proceedings against the Company and a wholly-owned subsidiary of the Company before the American Arbitration Association, Philadelphia, Pennsylvania, alleging breach of contract, fraud, trespass, and conversion based principally on the alleged failure of the Company to cooperate with EquiMed in completing follow on acquisitions that could have resulted in the payment of additional consideration to EquiMed and the alleged failure by the Company to provide EquiMed with access to EquiMed's accounting records. EquiMed has asserted damage claims in excess of $30,000,000 plus punitive damages, costs and attorney's fees. PRG intends to vigorously defend such claims and has asserted a counterclaim against EquiMed for damages in excess of $45,000,000.

     Pillar Point Partners, Summit Partners, Inc. and VISX Partners, Inc. v. David Dulaney and Anne Marie Dulaney, Ronald Barnet and Teri Lynn Barnet, Barnet Dulaney Eye Center, P.L.L.C. and Sun Valley Acquisition Corp. Pillar Point Partners, Summit Partners, Inc. and VISX Partners, Inc. initiated this patent infringement suit against a PRG affiliated Practice in the U.S. District Court for the District of Arizona. The plaintiffs allege that the refractive procedure performed by the physicians associated with this practice infringes certain patents owned by the plaintiffs. The defendants have asserted defenses of non-infringement and invalidity of the patents. The action was recently amended to include a wholly-owned subsidiary of the Company. PRG has agreed to be responsible for the payment of the practices attorneys fees and costs associated with this action, but has not agreed to be responsible for any damage awards that may be awarded against the practice. To the extent that PRG is involved in the action, it intends to vigorously defend such claims.

     The Company and certain of its officers and directors have been sued in six class action suits that are pending in the United States District Court for the Northern District of Texas, Dallas Division. Each suit alleges violations of Sections 10 and 20 of the Securities Exchange Act of 1934 including, misrepresentations and omissions of material facts in connection with purchase and sale of the Company's securities. The plantiffs seek compensatory damages, legal interest and attorneys' fees. The company has filed a motion requesting that these six lawsuits be consolidated into one action and intends to vigorously defend against the claims alleged in the suits. The suits are styled as follows: (i) Howard Longman, On Behalf of Himself and All Others Similarly Situated vs. Physicians Resource Group, Inc., and Emmett E. Moore (filed on December 18, 1997); (ii) Jeffrey Schiller and Diversified Investment Holdings LP, On Behalf of Themselves and All Others Similarly Situated vs. Physicians Resource Group, Inc., Emmett E. Moore, Richard M. Owen, Richard J. D'Amico and John N. Bingham (filed on December 23, 1997); (iii) Regina Peltz, On Behalf of Herself and All Others Similarly Situated vs. Physicians Resource Group, Inc., and Emmett E. Moore (filed on December 29, 1997); (iv) Bob E. Hall, On Behalf of Himself and All others Similarly Situated vs. Physicians Resource Group, Inc. and Emmett E. Moore (filed on February 3, 1998); (v) William G. Rutherford, On Behalf of Himself and All Others Similarly Situated vs. Physicians Resource Group, Inc. and Emmett E. Moore, Richard M. Owen, Richard J. D'Amico and John N. Bingham (filed on February 3, 1998); and (vi) City of Philadelphia, by and through its Board of Pensions and Retirement, On Behalf of Itself and All Others Similarly Situated vs. Physicians Resource Group, Inc. and Emmett E. Moore, Richard M. Owen, Richard J. D'Amico and John N. Bingham (filed on February 20,
1998).

     Eye Care Austin, P.A., Tom R. Walter, M.D., Julia B. Sargent, M.D. and Steven J. Dell, M.D. vs. American Ophthalmic, Inc., American Ophthalmic of Texas, Inc. and Physicians Resource Group, Inc., Cause No. 97-03757, 98th Judicial District Court of Travis County was filed on April 8, 1997. The plaintiffs allege breach of contract, breach of fiduciary duty and imposition of constructive trust, civil conspiracy, interference with prospective advantage and negligent misrepresentation arising from a January 1996 series of agreements. The plaintiffs seek injunctive relief and recovery of actual and consequential damages in excess of $50,000,000 and exemplary damages of $50,000,000. A settlement agreement has been reached, in principle, between the parties and the parties are drafting settlement documents. Under the proposed settlement agreement, the lawsuit would be dismissed with prejudice, the arbitration proceeding would be terminated, the parties would jointly release all claims, demands and causes of action against one another and certain other contractual agreements would be entered into relating to the development of an ASC. No assurance can be provided that the settlement will be finalized.

     Sahara-Lindell Surgery Centers, Inc. vs. American Surgery Centers of Las Vegas, Inc., American Surgery Centers of Las Vegas Limited Partnership and Does I through X was filed on October 22, 1997 in the District Court, Clark County, Nevada for breach of a promissory note. Damages sought are unspecified. The defendants are affiliates of the Company. The Company is vigorously defending the suit and has asserted a number of affirmative defenses, including illegality, mutual mistake and scrivener's error.

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

     The Company is also involved in various other disputes or lawsuits, certain of which are asserted by affiliated practices in relation to the service agreements. In the opinion of the Company's management, the ultimate liability, if any, will not have a material impact on the Company's financial position or results of operations, nor, will they result in material modification of the service agreements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     None.



                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S EQUITY AND RELATED STOCKHOLDER MATTERS
         --------------------------------------------------------------

Market Information

     The common stock was initially offered to the public on June 23, 1995 at a price of $13.00 per share and is listed on the New York Stock Exchange (NYSE) under the symbol "PRG." The following table sets forth the high and low sales prices by quarter for the Company's most recent two fiscal years and first quarter of 1998 as reported by the NYSE.

                                                                 HIGH            Low
                                                              ----------    -------------
Fiscal year ended December 31, 1996
         1st Quarter........................................     28 3/4        16 1/4
         2nd Quarter........................................     34 3/8        26 3/4
         3rd Quarter........................................     33 1/8        19 3/4
         4th Quarter........................................     27 1/8        18 3/8
       Fiscal year ended December 31, 1997
         1st  Quarter.......................................     18 1/8        10 3/8
         2nd Quarter........................................     13 3/4         8 1/4
         3rd Quarter........................................    11 9/16         7 3/4
         4th Quarter........................................   11 11/16        2 9/16
       Fiscal year ended December 31, 1998
         1st Quarter........................................      4 3/4         3 1/8

     On April 6, 1998, the last sale price for the common stock as reported by the NYSE was $3.875 per share. On April 6, 1998, there were 423 registered holders of common stock.

DIVIDEND POLICY

  PRG has not paid any cash dividends since its inception and does not intend to pay cash dividends in the foreseeable future. Any payments of such dividends in the future will depend upon the earnings and financial position of PRG, its capital needs and such other factors as the board of directors may deem appropriate. The Company's credit facilities currently restrict the Company's ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

     PRG was incorporated in 1993, but did not conduct any significant operations prior to the IPO in June of 1995. The PRG historical financial data for each of the years in the four-year period ended December 31, 1997 presented below reflects actual results of operations and financial position of PRG (including the acquisitions accounted for as poolings of interests) and has been derived from and should be read in connection with the PRG consolidated financial statements and notes thereto included elsewhere herein.

                                                                                  PRG HISTORICAL
                                                                              YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------------------------------
Statement of Operations Data:                                 1994               1995           1996            1997
                                                       ----------------    -------------   ------------   ---------------
Revenues.............................................. $        57,173     $     89,967    $  248,293     $    411,640
                                                       ----------------    -------------   ------------   ---------------
Costs and expenses:
 Salaries, wages and benefits.........................          31,627           50,061       115,200          207,254
 Pharmaceuticals and supplies.........................           6,793            9,487        30,919           52,392
 General and administrative...........................          10,951           22,478        62,353          103,055
 Depreciation and amortization........................           2,361            3,498        11,192           24,841
 Interest expense, net................................           1,411            1,516         1,304           11,547
 Executive severance expenses.........................              --            1,117            --              750
 Patent litigation defense costs......................              --               --           353            2,730
    Asset valuation losses............................              --               --            --           76,706
 Merger transaction expenses..........................              --               --        12,030               --
                                                       ----------------    -------------   ------------   ---------------
  Total costs and expenses............................          53,143           88,157       233,351          479,275
                                                       ================    =============   ============   ===============
Income (loss) before income taxes and
  extraordinary item..................................           4,030            1,810        14,942          (67,635)
Provision (benefit) for income taxes..................           1,162              501         7,770          (26,312)
                                                       ----------------    -------------   ------------   ---------------
Income (loss) before extraordinary item...............           2,868            1,309         7,172          (41,323)
Extraordinary item....................................              --             (119)           --               --
                                                       ----------------    -------------   ------------   ---------------
Net income (loss)..................................... $         2,868     $      1,190    $    7,172     $    (41,323)
                                                       ================    =============   ============   ===============
Net Income (loss) per basic share:
      Income before extraordinary item................ $          0.37     $       0.11    $     0.29     $      (1.39)
      Extraordinary item..............................              --            (0.01)           --               --
                                                       ----------------    -------------   ------------   ---------------
      Net income (loss)............................... $          0.37     $       0.10    $     0.29     $      (1.39)
                                                       ================    =============   ============   ===============
Number of shares used in net income(loss)
 per basic share calculation..........................           7,833           12,170        24,596           29,751
                                                       ================    =============   ============   ===============
Net Income (loss) per diluted share:
 Income before extraordinary item..................... $          0.37     $       0.10    $      0.28    $      (1.39)
 Extraordinary item...................................              --            (0.01)            --              --
                                                       ----------------    -------------   ------------   ---------------
 Net income loss...................................... $          0.37     $       0.09    $      0.28    $      (1.39)
                                                       ================    =============   ============   ===============
Number of shares used in net income(loss)
 per diluted share calculation........................           7,833           12,723        25,365           29,751
                                                       ================    =============   ============   ===============

                                                                                 AS OF DECEMBER 31,
                                                       ------------------------------------------------------------------
Balance Sheet Data:                                          1994              1995            1996             1997
                                                       ---------------     -------------   ------------   ---------------
Working capital....................................... $     5,548         $   25,134      $   103,559    $      72,260
Total assets..........................................      45,912            138,780          581,534          533,986
Long-term debt, net of current portion................      16,321             32,788          148,988          147,902
Stockholders' equity..................................      15,105             68,595          310,673          267,465

CONSOLIDATED QUARTERLY DATA (UNAUDITED):                  YEAR ENDED DECEMBER 31, 1996
                                              -------------------------------------------------
                                                    FOURTH      THIRD       SECOND       FIRST
DESCRIPTION                                        QUARTER     QUARTER     QUARTER      QUARTER
-----------                                   -------------------------------------------------
                                                      (IN 000'S EXCEPT PER SHARE AMOUNTS)

Total revenues                                      $84,902     $60,491     $55,686     $47,214
Net income (loss) before taxes................      $ 8,468     $ 6,052     $ 5,584     $(5,162)
Net income (loss).............................      $ 6,846     $ 3,515     $ 3,554     $(6,743)
Net income (loss) per share
   (basic)....................................      $   .24     $   .13     $   .15     $  (.34)
Net income (loss) per share
   (diluted)..................................      $   .24     $   .13     $   .15     $  (.34)

                                                            YEAR ENDED DECEMBER 31, 1997
                                              ------------------------------------------------------
                                                     FOURTH        THIRD        SECOND       FIRST
DESCRIPTION                                         QUARTER       QUARTER       QUARTER     QUARTER
-----------                                   ------------------------------------------------------
                                                        (IN 000'S EXCEPT PER SHARE AMOUNTS)

Total revenues................................      $104,404      $101,774      $106,955     $98,507
Net income (loss) before taxes................      $(52,963)     $(27,212)     $  5,180     $ 7,360
Net income (loss).............................      $(30,759)     $(18,436)     $  3,186     $ 4,686
Net income (loss) per share
  (basic).....................................      $  (1.03)     $   (.62)     $    .11     $   .16
Net income (loss) per share
  (diluted)...................................      $  (1.03)     $   (.62)     $    .11     $   .16


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            ---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

     The following discussion and analysis should be read in conjunction with the financial statements and related notes contained elsewhere herein.

OVERVIEW

     PRG was incorporated in 1993, but conducted no significant operations until the IPO and Reorganization in June of 1995. The Company has, since that time, provided management, marketing, information systems, capital resources and other services to its Practices, ASCs, and optical dispensaries in accordance with its Service Agreements. In fulfilling its obligations under the Service Agreements, the Company pays the operating costs and expenses on behalf of the Practices. As a result, the operating costs and expenses previously incurred by the Practices are reflected in the operating expenses of PRG. In addition, the Company contracts with certain physicians for the provision of medical services to the various Practices which it controls. PRG also owns and controls certain Practices, ASCs and optical dispensaries. The revenues recorded by the Company reflect a combination of (i) management fees earned under its Service Agreements and (ii) medical services related to patient charges, in the case of its controlled Practices, ASCs and optical dispensaries. In addition to the operating costs and expenses discussed above, the Company is incurring personnel and administrative expenses in connection with maintaining corporate and regional offices, which provide additional management and administrative services to the Practices.


COMPANY GROWTH AND RECENT DEVELOPMENTS

     As discussed in the preceding paragraph, PRG commenced operations in June of 1995 when it began providing management services to its initial 10 practices. No further acquisitions were completed during the course of 1995. However, throughout 1996, a significant number of acquisitions were made by the Company. Between March and August 1996, the Company merged, in various pooling of interests transactions, with EyeCorp, Inc. ("EyeCorp"), and seven additional practices (the "Merged Entities"). As a result of these mergers, the Company's prior year financial data was restated to reflect the inclusion of the Merged Entities for all periods presented. In addition to the mergers/poolings referred to above, PRG and EyeCorp made various purchase acquisitions throughout 1995 and 1996. On December 28, 1995, EyeCorp acquired an additional 48 practices. Between February 1996 and the end of 1996, the Company acquired 45 individual practices and the eye care division of EquiMed (22 practices) and AOI (16 practices), all in purchase transactions. During 1997, PRG acquired affiliations with 27 practices in purchase transactions, 17 of which were combined with other existing practices.

     The practice growth in late 1996 and 1997 referred to above created substantial integration challenges for PRG relative to its operating infrastructure, as well as to its financial systems and cash management systems, especially transaction activity between the practices and corporate accounting. Concurrently with these substantial integration efforts, PRG experienced a significant stock price decline, which caused the Company to convert its acquisition program from a stock based to a cash and note based model and to reduce the size of its overall program. Also, during the course of 1997, significant litigation relating to the EquiMed acquisition, a large patent dispute and various disputes with certain of the affiliated practices created further demands on corporate resources. Operating income also began to decline. Cash decreased during 1997 as a result of these events see ("Liquidity and Capital Resources" below), and as the result of a large increase in the Company's due from affiliates balance.

     In response to these events, the Company, during the latter half of 1997 and early 1998, re-evaluated its strategic position and initiated (1) a review of its affiliated Practice relationships in light of available resources, market penetration, geographic coverage and current Company strategy and (2) a comprehensive review of its due from affiliates balances. These reviews resulted in a decision by the Company to begin the process of termination of its affiliations with approximately 44 eye care practices (18 of which had actually been terminated as of December 31, 1997 through sale, disposition or disassociation) and a conclusion that certain portions of its due from affiliates balance might not be realized. This decision and conclusion resulted in the Company incurring combined pre-tax charges of $76,706,000 during the third and fourth quarters of 1997 (see "Results of Operations-Historical" below for more details). These charges further resulted in an overall net loss to the Company for the year ended December 31, 1997 of $41,323,000. These charges and losses also caused loan covenant violations in the Company's $90,000,000 credit facility, which resulted in cancellation of the facility and establishment of a smaller $14,000,000 facility, $12,248,000 of which has been borrowed as of December 31, 1997. In addition, certain class action lawsuits were filed during late 1997 and early 1998. In March of 1998, management and the board of directors of the Company began pursuing a plan to significantly restructure the Company by, among other things, (1) lowering the service fees charged to the affiliated practices; (2) reducing the level of services provided to the practices; (3) shortening the term of the service agreements significantly; (4) allowing the affiliated physicians to repurchase, for cash, their tangible assets and re-employ their practice personnel; and (5) accelerating the payment by the affiliated physicians/practices of their amounts owed to the Company. This plan is subject to widespread acceptance by the affiliated physicians, as well as to shareholder approval. If accepted and approved, management of the Company believes the plan would significantly reduce the administrative and accounting burden on the Company and generate additional cash. No assurance can be provided that the Company will be successful in gaining physician acceptance and shareholder approval and if such acceptance and approval are obtained, that the resultant plan will be successful.

RESULTS OF OPERATIONS - HISTORICAL

     For the year ended December 31, 1995, the historical statement of operations data includes operating data for the EyeCorp practices (consisting of 2 practices throughout most of 1995), the seven Merged Entities (as herein defined) and the initial 10 PRG Practices for the second half of the year. For the year ended December 31, 1996, the historical statement of operations data includes the EyeCorp practices (including the 48 Practices acquired by EyeCorp on December 28, 1995), the seven Merged Entities, the initial 10 Practices and the 83 additional Practices acquired throughout 1996 in purchase transactions (some of which were combined with other entities). For the year ended December 31, 1997, the historical statement of operations data includes the operations of the 140 Practices acquired in 1996 (50 of which were acquired in the fourth quarter) and prior and partial data for the 27 Practices acquired in 1997, less the post disposition results of operations for 11 of the 37 Practices that were actually terminated in the fourth quarter of 1997, as well as less the post disposition results for certain of the other 7 smaller optometry practices that were disassociated with PRG in agreement restructuring transactions.

     The Company incurred a number of significant statement of operations charges during the latter half of 1997. During the third and fourth quarters of 1997, PRG recorded estimated charges for the dispositions or effective terminations of 44 practice affiliations ($65,384,000) and for the estimated unrealizability of certain accounts receivable ($11,322,000). These charges have been included in "Asset valuation losses" in the accompanying statement of operations data for the year ended December 31, 1997. Additionally, the Company incurred, during the fourth quarter of

1997, a charge-off of $750,000 for future payments to its former chairman and chief executive officer in connection with his termination agreement and a $972,000 charge-off of debt financing fees that had been incurred in connection with a credit facility that was terminated in late 1997. The charge-off of the future payments to the former chairman is included in a separate line item on the accompanying statement of operations for the year ended December 31, 1997, whereas the debt financing fees charge-off is included in "Interest expense, net".

     The Company's consolidated financial statements have been audited by Arthur Andersen LLP, ("Arthur Andersen"), independent public accountants. Management has made available to Arthur Andersen all of the Company's financial records and related data. In connection with the issuance of an opinion on the Company's consolidated financial statements, Arthur Andersen provided the Company's board of directors with a letter reporting on certain matters relating to the internal controls of the Company. Arthur Andersen states, in that letter, that during 1997 (i) the Company did not maintain adequate control over the recording of transactions between individual physician practices and the Company's corporate accounting department, and (ii) the reconciliation of many key general ledger accounts, including certain cash, receivable and accrued liability accounts, was not performed by the Company on a timely basis. These matters, which did not require a modification to the opinion expressed by Arthur Andersen in its audit report included elsewhere herein, did constitute a material weakness as defined by standards established by the American Institute of Certified Public Accountants in the internal control structure of the Company for the period examined. Arthur Andersen's consideration of the Company's internal control structure was only to the extent they deemed necessary in connection with the audit, and would not necessarily disclose all significant deficiencies in the internal control structure that might be considered material weaknesses. In conjunction with its year-end closing procedures, the Company has reconciled the key accounts described above, provided necessary valuations or reserves and has taken other steps, including the hiring of an experienced chief financial officer and adoption of a new treasury management system to correct the above described situation.

 Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Revenues. Revenues were $411,640,000 for the year ended December 31, 1997 compared to $248,293,000 for the year ended December 31, 1996, an increase of $163,347,000 or 66%. The primary reason for the increase was the significant increase in the number of practices that became affiliated with PRG during the course of 1996 and 1997 as discussed in "Company Growth and Recent Developments" above, many of which became affiliated late in 1996 in purchase transactions. This increase was slightly offset by certain of the practice performance issues discussed in the next paragraph.

     Costs and Expenses. Costs and expenses were $479,275,000 for the year ended December 31, 1997 versus $233,351,000 for the comparable period in 1996. This increase of $245,924,000 was attributable primarily to the increase in affiliated Practices discussed in the preceding paragraph and the large asset valuation, executive severance and debt financing fee charge-offs discussed in "Company Growth and Recent Developments" above, as well as to increases in almost all other cost and expense categories that are discussed below. Costs and expenses also increased substantially as a percentage of revenues (from 89% in 1996 to 97% in 1997), even if 1997 charge-offs, patent litigation and merger expenses are not considered. This overall increase in costs and expenses as a percentage of revenues indicates that the Company's operating margins are declining correspondingly. These cost and expense increases/margin declines are the result of various factors including, reimbursement rate declines at the Practices; substantial additional infrastructure investment by the Company; poor performance by certain of the Practices, particularly many of the EquiMed Practices; the effect of the practice affiliation termination process; increased legal and professional fees caused by substantial new litigation and management turnover; increased depreciation and amortization due to acquisitions and life adjustments; increased interest expense/decreased interest income resulting from the lower cash balances during the year (see "Liquidity"); fees relative to the Company's initiative to maximize shareholder value and adjustments relative to certain Service Agreements. Additionally, the Company also recorded a loss for the fourth quarter of 1997 (as compared to pre-tax profits for the previous quarters), even if the asset valuation losses, executive severance, Pillar Point litigation costs and debt financing fee chargeoffs are not considered. This loss is the result of a variety of factors including, reduced income from a number of practices targeted for disassociation; adjustments related to contractual allowances and other balance sheet accounts; increased legal and professional fees due to litigation (other than Pillar Point) and management turnover; additional severance related to employee turnover; fees relative to the Company's initiative to maximize shareholder value; and adjustments related to certain amortization lives and service agreements. The individual components of the annual costs and expenses are discussed below:

     Salaries, Wages and Benefits. Salaries, wages and benefits were $207,254,000 for the year ended December 31, 1997 compared to $115,200,000 for the year ended December 31, 1996, an increase of $92,054,000 or 80%. These increases were primarily attributable to the large increase in the number of Practices affiliated with the Company during 1996 and 1997, as well as to an expanded number of personnel on the corporate, administrative and operations staff in 1997 as compared to 1996. As a percentage of revenues, salaries, wages and benefits increased from 46.4% of revenues in 1996 to 50.3% of revenues in 1997 due primarily to the same reasons referred to above, as well as to the reimbursement pressures and practice performance issues also referred to above.

     Pharmaceutical and Supplies. Pharmaceuticals and supplies expenses were $52,392,000 for the year ended December 31, 1997 compared to $30,919,000 for the year ended December 31, 1996, an increase of $21,473,000 or 69.4%. These large increases were primarily the result of the increase in the number of affiliated practices discussed above. Pharmaceuticals and supplies as a percent of revenues did not change significantly between 1996 (12.5%) and 1997 (12.7%).

     General and Administrative. General and administrative expenses were $103,055,000 for the year ended December 31, 1997, compared to $62,353,000 for the year ended December 31, 1996, an increase of $40,702,000 or 65.3%. General and administrative expenses remained relatively constant as a percent of revenues at 25.1% and 25.0% for 1996 and 1997, respectively. The large increase in the absolute amount of expenses was due to the increased number of practices, increased legal and professional expenses generated by increased litigation and management turnover, fees associated with the Company's initiative to maximize shareholder value and substantially more infrastructure investment by the Company.

     Depreciation and Amortization. Depreciation and amortization expenses were $24,841,000 for the year ended December 31, 1997, compared to $11,192,000 for the year ended December 31, 1996, an increase of $13,649,000 or 122%. These large increases are attributable to the significant increase in the number of affiliated practices acquired in 1996 and 1997 in purchase transactions, particularly in the AOI and EquiMed acquisitions which generated large amounts of intangible amortization. As a percentage of revenues, depreciation and amortization also increased substantially during 1997 (4.5% of revenues in 1996 vs. 6.0% of revenues in 1997) as the profitability of the more recent acquisitions (particularly EquiMed and AOI) were not as substantial as the amortization they generated. Additionally, certain adjustments were made to both depreciable lives and amortization periods during the year.

     Interest Expense, net. Interest expense, net was $11,547,000 for the year ended December 31, 1997 compared to $1,304,000 for the year ended December 31, 1996, and increase of $10,243,000. This substantial increase is primarily the result of the interest expense incurred on the $125,000,000 of convertible debentures which were issued in late 1996, the interest incurred on the $13,398,000 of convertible promissory notes issued in acquisitions during 1997, interest expense incurred on the AOI and EquiMed physician debt and the reduced interest income earned on a lower level of available cash balances in 1997.

     Executive Severance Expenses. The $750,000 of 1997 executive severance expenses were the result of recording the expenses associated with future payments to be made to PRG's former chairman and chief executive officer in connection with the terms of his termination agreement in late 1997.

     Patent Litigation Defense Costs. The significant increase during 1997 in the patent litigation defense costs (from $353,000 in 1996 to $2,730,000 in 1997) is attributable to the fact that the Company's defense of the patent litigation process had only recently commenced in late 1996. During 1997, the process accelerated rapidly and, as a result, significantly greater costs were incurred.

     Asset Valuation Losses. See "Company Growth and Recent Developments" above for more details.

     Provision (Benefit) for Income Taxes. The income tax benefit in 1997 of $26,312,000 or 38.9% of loss before income tax is greater than the 35% statutory rate primarily due to the effect of state income tax benefits. This compares to an income tax provision of $7,770,000 or 52% of income before income taxes during 1996. The 1996 income tax provision was greater than the statutory rate as further explained in "Year Ended December 31, 1996 Compared to Year Ended December 31, 1995" below.

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

     Costs and Expenses. Costs and expenses were $233,351,000 for the year ended December 31, 1996 versus $88,157,000 for the comparable period in 1995. This overall increase of $145,194,000 or 164.7%, was primarily driven by the increase in the number of practices as discussed in the revenue section above. The components of costs and expenses are discussed below:

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

     Pharmaceuticals and Supplies. Pharmaceuticals and supplies expenses were $30,919,000 for the year ended December 31, 1996, compared to $9,487,000 for the year ended December 31, 1995, an increase of $21,432,000. The increase as a percentage of revenues (10.5% in 1995 to 12.5% in 1996) was due primarily to increased surgery center activity during 1996 (45 ASCs in 1996 versus six ASCs in 1995). ASCs generally use a higher level of pharmaceuticals and supplies than an eye care practice.

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

     Interest Expense, net. Interest expense was $3,395,000 for the year ended December 31, 1996, compared to $1,752,000 for the year ended December 31, 1995, an increase of $1,643,000. The increase was primarily attributable to interest on its credit facilities and various practice debt, both of which were incurred in connection with the significant acquisition activity in 1996 and due to interest on the $125,000,000 of convertible debentures sold in December 1996. Interest income was $2,124,000 for the year ended December 31, 1996, compared to $236,000 for the year ended December 31, 1995, an increase of $1,888,000. The increase was primarily attributable to additional cash available to invest during 1996 (principally from the 1996 Public Offering which generated net proceeds of approximately $113,640,000 and excess net proceeds from the $125,000,000 convertible debentures sold in December 1996).

     Patent Litigation Defense Costs. The Company incurred approximately $353,000 of legal costs in connection with litigation involving alleged infringement of three patents related to a refractive surgical procedure. This patent litigation was brought against one of its Practices during late 1996.

     Merger Transaction Expenses. The Company incurred approximately $12,030,000 of transaction expenses during 1996 in connection with its pooling of interests with EyeCorp (50 practices) and the seven Merged Entities in the second and third quarter of 1996. There were no poolings in 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

 Cash, Working Capital and Debt

     During the year ended December 31, 1997, a number of significant strategic, operational and financial changes occurred at PRG (many of which are discussed in "Company Growth and Recent Developments" above). The Company switched from a stock based acquisition to a cash/note based model; expanded its operational and administrative infrastructure significantly; made a substantial change in its cash/treasury management system; explored strategic alternatives relative to shareholder value; initiated a stock repurchase program; initiated a strategic review of its assets, operations and available resources; experienced an increase in its due from affiliates balance; and became a party to several new loan agreements and various lawsuits. Additionally, many of the costs associated with its debenture offering, the new credit facilities and the purchase of AOI and EquiMed became due. In connection therewith, PRG made significant cash expenditures during 1997 for (a) acquisitions (b) legal and accounting fees (c) debt offering expenses (d) practice working capital (e) capital expenditures (f) salaries and (g) debt retirement. Additionally, PRG was required to draw-down on its credit facilities to help finance these expenditures. PRG also recorded charges during 1997 amounting to $11,322,000 regarding the realization of certain accounts receivable, which correspondingly decreased working capital. Accordingly, as of December 31, 1997, cash and working capital had decreased to $15,056,000 and $72,260,000 respectively, and overall indebtedness both short and long term had increased to $168,626,000.

 Credit Facilities

     During late 1995 and early 1996, PRG and EyeCorp established $55,000,000 of credit facilities with a bank that were used to fund acquisitions, capital expenditures and working capital throughout 1996. The entire amount of the facility, plus a $30,000,000 bridge loan, had been substantially utilized in late November 1996, and were repaid with certain of the proceeds from the $125,000,000 convertible debenture offering in December 1996. In March 1997, PRG arranged a new $90,000,000 credit facility with a syndicate of banks led by its prior bank lender, to be used for acquisitions, capital expenditures, working capital and common stock repurchases. The new credit facility was secured by the stock of the subsidiaries of PRG and guaranteed by such subsidiaries. PRG borrowed approximately $8,000,000 under the facility in early October of 1997 to finance certain acquisitions but went into default subsequent thereto as a result of net losses incurred at that time. As a result of Company losses, the $90,000,000 facility was subsequently terminated and a new $14,000,000 facility was established with the lead bank from its $90,000,000 facility. PRG has borrowed $12,248,000 from its new facility as of April 6, 1998.

     The amended facility requires that the balance outstanding be paid down to $9,500,000 by September 30, 1998, with the remainder to be repaid on December 31, 1998. The facility bears interest at LIBOR + 2.5%, which is repayable, in its entirety, on December 31, 1998. The amended facility also requires that substantial portions of asset sale proceeds be used to repay the facility. The amended facility has the same security arrangements as the March 1997 $90,000,000 facility and, additionally, allows for a security interest in all service agreements, accounts receivables and general intangibles of PRG. In addition, the new facility is guaranteed by one current member of the Company's board of directors as well as by one former member. The amended facility requires that PRG maintain consolidated quarterly, EBITDA of $10,000,000 and net worth of at least $242,465,000, increased by 75% of future net income.

 Liquidity

     As discussed previously, the Company is not currently pursuing an active acquisition program and has in fact been disassociating itself from certain practice affiliations that are not consistent with its current strategic objectives. Additionally, PRG has implemented new cash management procedures which management believes will ultimately improve cash flow from its practices and has restructured its operating infrastructure. PRG presently has approximately $1,752,000 of borrowing availability on its current credit facilities and all amounts currently borrowed ($12,248,000) are due by the end of 1998. However, management believes that whether the March 1998 restructuring plan is adopted or not, the Company's existing cash, cash flow from operations and cash to be generated from practice disassociation or other asset dispositions, will be sufficient to allow the Company to meet its planned obligations as they become due and to remain in compliance with its loan agreements through the remainder of 1998 and the first quarter of 1999.

 Inflation

  To date, inflation has not had a material effect on the combined results of operations of the Practices.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

         Financial Statements and Supplementary Data are included herein on pages F-1 through F-24.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         -----------------------------------------------------------
AND FINANCIAL DISCLOSURES
-------------------------

          None.
                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF PRG
          ---------------------------------------

  The name, age, position and term of each executive officer of the Company is set forth under the heading "Executive Officers" on page 8 under Item 1 of this report. The remaining information required by this Item 10 is hereby incorporated by reference to the Company's definitive proxy statement (the Proxy Statement) for the Company's annual meeting of stockholders to be held during 1998 and to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which Proxy Statement is anticipated to be filed within 120 days after the end of the Company's fiscal year ended December 31, 1997.


ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     Information required by this Item 11 is hereby incorporated by reference to the Company's Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     Information required by this Item 12 is hereby incorporated by reference to the Company's Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     Information required by this Item 13 is hereby incorporated by reference to the Company's Proxy Statement.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------

     (a)  1.  INDEX TO FINANCIAL STATEMENTS.

            The following Financial Statements are included herein:

          Reports of Independent Public Accountants..........................................  F-2

          Consolidated Balance Sheets as of December 31, 1996 and 1997.......................  F-4

          Consolidated Statements of Operations for the three years ended
            December 31, 1997................................................................  F-5

          Consolidated Statements of Changes in Stockholders' Equity for the three years ended December 31, 1997..........................................................  F-6

          Consolidated Statements of Cash Flows for the three years ended
            December 31, 1997................................................................  F-7

          Notes to Consolidated Financial Statements.........................................  F-8

            2.  INDEX TO FINANCIAL SCHEDULES.

          No schedules are included because of the absence of conditions under which they are required or because information is disclosed in the financial statements or notes thereto.

            3.  EXHIBITS

            The exhibits filed as a part of this report are listed under "Exhibits" at subsection (c) of this Item.

     (b)  REPORTS ON FORM 8-K:

          The following reports on Form 8-K were filed on behalf of the Company during the last quarter of the period covered by this report.



                                                                     ITEMS              INCLUDED FINANCIAL
FORM            DATE OF REPORT            DATE FILED                REPORTED                STATEMENTS
----            --------------            ----------                --------                ----------
8-K                12/18/97                12/23/97                    5                      N/A

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
               Group, Inc. date October 7, 1996.(12)(8)

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
               Acquisition Corporation III, Inc., Physicians Resource Group,
               Inc., John R. Shepherd, M.D., Ltd., d/b/a Shepherd Eye Center,
               John R. Shepherd, M.D. and Steven Hansen, M.D., dated December 6,
               1995.(2)(8)

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

  2.15 -- Agreement and Plan of Merger, dated August 13, 1996, between PRG Ohio III, Inc., Physicians Resource Group, Inc., Cincinnati Eye Institite, Inc., John S. Cohen, M.D., James D. Faulkner, M.D., William J. Faulkner, M.D., Robert C. Kersten, M.D., Richard S. Kerstine, M.D., Robert H. Osher, M.D., Robert W. Nash, M.D., Michael R. Petersen, M.D., Gary A. Varley, M.D., Linda J. Greff, M.D., Robert J. Cionni, M.D., Kevin T. Corcoran, O.D., and Corwin
               M. Smith, M.D.(14)(8)

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

  3.1  --      Second Restated Certificate of Incorporation of Physicians
               Resource Group, Inc.(10)

  3.2  --      Certificate of Designations, Preferences, Rights and Limitations
               of Class A Preferred Stock of Physicians Resource Group, Inc.(1)

  3.3  --      Third Amended and Restated Bylaws of Physicians Resource Group,
               Inc.(5)

  4.1  --      Form of Warrant Certificate.(1)

  4.2  --      Form of certificate evidencing ownership of common stock of
               Physicians Resource Group, Inc.(1)

  4.3  --      Rights Agreement dated as of April 19, 1996 between Physicians
               Resource Group, Inc. and Chemical Mellon Shareholder Services.(9)

 10.1  --      Physicians Resource Group, Inc. Amended and Restated 1995 Stock
               Option Plan.(5)(7)

 10.2  --      Physicians Resource Group, Inc. 1995 Health Care Professionals
               Stock Option Plan.(1)

 10.3  --      Employment Agreement between Physicians Resource Group, Inc. and
               Gregory L. Solomon.(1)(7)

 10.4  --      Employment Agreement between Physicians Resource Group, Inc. and
               Emmett E. Moore.(19)(7)

 10.5  --      Employment Agreement between Physicians Resource Group, Inc. and
               Richard M. Owen.(19)(7)

 10.6  --      Form of Indemnification Agreement for certain Directors.(1)

 10.7  --      Form of Service Agreement by and between Physicians Resource
               Group, Inc., Physicians Resource Group Subsidiary, Inc. and TPZ,
               Inc. d/b/a/ Eye Care of Medina, Inc.(1)

 10.8  --      Form of Service Agreement by and between Physicians Resource
               Group, Inc., its wholly-owned subsidiary and The Eye Clinic of Texas.(1)

 10.9  --      Form of Service Agreement by and between Physicians Resource
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

 10.12 -- Form of Service Agreement by and between Physicians Resource Group, Inc., its wholly-owned subsidiary and Michael A. Minadeo, M.D., P.A.(1)

 10.13  --     Form of Service Agreement by and between Physicians Resource
               Group, Inc., its  wholly-owned subsidiary and Southern Nevada Eye
               Clinic, Inc., Kenneth C. Westfield, M.D., Ltd. and Nevada
               Institute of Ambulatory Surgery, Inc.(1)

 10.14  --     Form of Service Agreement by and between Physicians Resource
               Group, Inc., its wholly-owned subsidiary and Eye Clinic, P.C.(1)

 10.15  --     Form of Service Agreement by and between Superior Eye Care,
               Inc. and Charles D. Fritch, M.D., Inc.(1)

 10.16  --     Form of Service Agreement by and among Pacific Vision
               Services, Inc. and Loma Linda Ophthalmology Medical Group, Inc.,
               Inland Eye Institute Medical Group, Inc. and T.E.S.C., Inc.(1)

 10.17  --     First Amendment to Service Agreement by and among Physicians
               Resource Group, Inc., as successor by merger to Pacific Vision
               Services, Inc., Loma Linda Ophthalmology Medical Group, Inc.,
               Inland Eye Institute Medical Group, Inc. and T.E.S.C., Inc. dated
               August 9, 1995.(4)

 10.18  --     Subscription Agreement, dated March 31, 1995 between Notre
               Capital Ventures, Ltd. and

               Physicians Resource Group, Inc.(1)

 10.19  --     Form of Registration Rights Agreement.(1)

 10.20  --     Form of Registration Rights Agreement.(1)

 10.21  --     Form of Registration Rights and Stockholders Agreement.(1)

 10.22  --     Form of Registration Rights Agreement dated as of March 7, 1996, by and among Physicians Resource Group, Inc. and the former stockholders of EyeCorp, Inc.(5)

 10.23  --     Form of Option Agreement between Physicians Resource Group, James
               A. Price, M.D., Ben F. House, M.D., Bruce E. Herron, M.D. and
               Mark R. Bateman, M.D.(1)

 10.24  --     Separation and Mutual Release Agreement between Gregory Solomon and Physicians Resource Group.(6)(7)

 10.25  --     Loan Agreement dated as of January 8, 1996 between Physicians
               Resource Group, Inc. and NationsBank of Tennessee, N.A.
               ("NationsBank").(2)

 10.26  --     Subordination Agreement dated as of December 28, 1995 by and among NationsBank, EyeCorp, Eyecare Resource, Inc., the EyePA,
               Inc. and Physicians Resource Group, Inc.(2)

 10.27  --     Reimbursement Agreement dated as of December 28, 1995 between
               EyeCorp and Physicians Resource Group, Inc.(2)

 10.28  --     Service Agreement dated as of February 23, 1994, by and
               between EyeCorp, Inc., the Vitreoretinal Foundation and David
               Meyer, M.D., John E. Linn, M.D., John D. Armstrong, M.D., John L.
               Elfervig, M.D. and Thomas A. Browning, M.D.(5)(8)

 10.29  --     Amendment to Service Agreement, dated March 8, 1996, by and between the Vitreoretinal Foundation, David Meyer, M.D., John E.
               Linn, M.D., John D. Armstrong, M.D., John L. Elfervig, M.D. and
               Thomas A. Browning, M.D. and EyeCorp, Inc.(5)

 10.30  --     Second Amendment to Service Agreement dated as of February 23,
               1994, by and between EyeCorp, Inc., the Vitreoretinal Foundation and David Meyer, M.D., John E. Linn, M.D., John D. Armstrong,
               M.D., John L. Elfervig, M.D. and Thomas A. Browning, M.D.(5)

 10.31  --     Loan and Security Agreement dated as of December 28, 1995
               among EyeCorp, Inc., EyeCare Resource, Inc., The EyePA, Inc. and
               NationsBank of Tennessee, N.A.(5)

 10.32  --     Form of Indenture, dated as of December 11, 1996, between
               Physicians Resource Group, Inc. and U.S. Trust Company of New
               York, N.A. (10)

 10.33  --     Form of Registration Rights Agreement, dated as of December 6,
               1996, between Physicians Resource Group, Inc., and Smith Barney,
               Inc., Alex Brown & Sons Incorporated, Soloman Brothers, Dillon
               Reed & Co., Inc. and Volpe Welty & Company.(10)

 10.34  --     Form of Purchase Agreement dated as of December 6, 1996.(10)

 10.35  --     Loan Agreement for $90,000,000 Revolving Credit Loan dated March
               14, 1997, between Physicians Resource Group, Inc. and NationsBank of Tennessee, N.A. Agent the Banks Signatory Hereto.(16)

 10.36  --     Physicians Resource Group, Inc. Employee Stock Purchase Plan.
               (11)

 10.37  --     Employment Agreement between Physicians Resource Group, Inc. and
               Mark Kingston.(7)(16)

 10.38  --     Employment Agreement between Physicians Resource Group, Inc. and
               Richard D'Amico.(7)(16)

 10.39  --     Employment Agreement between Physicians Resource Group, Inc. and
               Jonathan Bond.(7)(16)

 10.40  --     Employment Agreement between Physicians Resource Group, Inc. and
               Daniel Chambers.(7)(16)

 10.41  --     Employment Agreement between Physicians Resource Group, Inc. and
               Richard Gilleland.(7)(18)

 10.42  --     Employment Agreement between Physicians Resource Group, Inc. and
               Peter Dorflinger.(7)(18)

 10.43  --     Employment Agreement between Physicians Resource Group, Inc. and
               Pamela Westbrook.(7)(18)

 10.44  --     Loan Agreement for $20,000,000 Revolving Credit Loan dated
               November 1997, between Physicians Resource Group, Inc. and
               NationsBank of Tennessee, N.A.

 10.45  --     Physicians Resource Group, Inc. 401(K) Plan.(17)

  21.1  --     Subsidiaries.(5)

  23.1  --     Consent of Arthur Andersen LLP(16)

  23.2  --     Consent of Coopers & Lybrand L.L.P.(16)

  24.1  --     Power of Attorney (contained on the signature page of this report).

  27.0  --     Financial Data Schedule.(16)
-------------

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-91440) and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-00230) and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated February 14, 1996 and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ending June 30, 1995, and incorporated herein by reference.
(5) Previously filed as an exhibit to the Company's annual report on Form 10-K for the year ending December 31, 1995, and incorporated herein by reference.
(6) Previously filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ending September 30, 1995, and incorporated herein by reference.
(7) Management contract or compensatory plan or arrangement, which is being identified as such pursuant to Item 14(a)3 of Form 10-K.
(8) Schedules and similar attachments to this Exhibit have not been filed herewith, but the nature of their contents is described in the body of this Exhibit. The Company agrees to furnish a copy of any such omitted schedules and attachments to the Commission upon request.
(9) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (no.333-3852) and incorporated herein by reference.
(10) Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (333-19185) and incorporated herein by reference.
(11) Previously filed as an exhibit to the Company's Registration Statement on Form S-8 (No. 333-15547) and incorporated herein by reference.
(12) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated October 7, 1996 and incorporated herein by reference.

(13) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated June 30, 1996, and incorporated herein by reference.
(14) Previously filed as an amendment to the Company's Current Report on Form 8-K dated August 30, 1996, and incorporated herein by reference.
(15) Previously filed as an amendment to the Company's Current Report on Form 8-K dated October 19, 1996, and incorporated herein by reference.
(16) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ending December 31, 1996 and incorporated herein by reference.
(17) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated May 15, 1997 and incorporated herein by reference.
(18)  Filed herewith.
(19) Previously filed as an exhibit to the Company's Quarterly report on Form 10-Q for the quarter ending March 31, 1997, and incorporated herein by reference.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PHYSICIANS RESOURCE GROUP, INC.


April 14, 1998                         By: /s/ RICHARD A.GILLELAND
                                          ------------------------------------
                                          Richard A. Gilleland
                                          Director and Chief Executive Officer


                                       By: /s/ ALAN C. BAUM
                                          ------------------------------------
                                          Alan C. Baum, M.D., Director


                                       By: /s/ LUCIUS E. BURCH, III
                                          ------------------------------------
                                          Lucius E. Burch, III, Director


                                       By: /s/ RONALD L. STANFA
                                          ------------------------------------
                                          Ronald L. Stanfa, Director


                                       By: /s/ PETER DORFLINGER
                                          ------------------------------------
                                          Peter Dorflinger
                                          President, Chief Operating Officer
                                          Acting Principal Financial and
                                          Accounting Officer

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                          Page
                                                                                                         -------
PHYSICIANS RESOURCE GROUP, INC.:

  Reports of Independent Public Accountants............................................................    F-2

  Consolidated Balance Sheets as of December 31, 1996 and 1997.........................................    F-4

  Consolidated Statements of Operations for the three years ended December 31, 1997....................    F-5

   Consolidated Statements of Changes in Stockholders' Equity for the three years ended
     December 31, 1997.................................................................................    F-6

  Consolidated Statements of Cash Flows for the three years ended December 31, 1997....................    F-7

  Notes to Consolidated Financial Statements...........................................................    F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Physicians Resource Group, Inc.:

     We have audited the accompanying consolidated balance sheets of Physicians Resource Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We did not audit the financial statements of EyeCorp, Inc., a company acquired during 1996 in a transaction accounted for as a pooling of interests, as discussed in Note 1. Such statements are included in the consolidated financial statements of Physicians Resource Group, Inc., and reflect total revenues of 55 percent in 1995 of the consolidated total. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for EyeCorp, Inc., is based solely upon the report of the other auditors.

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

     In our opinion, based upon our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Physicians Resource Group, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                              Arthur Andersen LLP

Dallas, Texas
April 14, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
EyeCorp, Inc.

          We have audited the balance sheet of EyeCorp, Inc. (described in Note
1) as of December 31, 1995 and the related statements of operations, shareholders' equity and cash flows for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

          We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, all material respects, the financial position of EyeCorp, Inc. as of December 31, 1995 and the results of its operations and its cash flows for the year ended December 31, 1995 in conformity with generally accepted accounting principles.


                                              Coopers & Lybrand, L.L.P.


Memphis, Tennessee
 April 5, 1996

                PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           (000'S, EXCEPT SHARE DATA)

                                                                                                   December 31,
                                                                                           ---------------------------
                                       ASSETS                                                1996               1997
                                       ------                                              ----------        ----------
CURRENT ASSETS:
  Cash and cash equivalents, including restricted cash of $4,100 for 1996
    and $0 for 1997.................................................................       $   53,418        $   15,056
  Accounts receivable, net of contractual and other allowances of $20,161
    for 1996 and $28,507 for 1997...................................................           32,162            29,517
  Income tax receivable.............................................................               --             6,682
  Due from affiliates, net of allowances of $0 for 1996 and
      $11,322 for 1997..............................................................           46,170            41,187
  Pharmaceuticals and supplies......................................................            6,768             5,719
  Prepaid expenses and other........................................................            6,125             3,328
  Assets held for disposition, net of an allowance of $65,384 in 1997...............               --            10,473
  Deferred taxes....................................................................               --             4,801
                                                                                           ----------        ----------
     Total current assets...........................................................          144,643           116,763

PROPERTY AND EQUIPMENT, net.........................................................           64,184            57,989
INTANGIBLE ASSETS, net..............................................................          366,857           350,538
OTHER NONCURRENT ASSETS, net........................................................            5,850             8,696
                                                                                           ----------        ----------
     Total assets...................................................................       $  581,534        $  533,986
                                                                                           ==========        ==========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------
CURRENT LIABILITIES:
  Current portion of obligations to affiliates......................................       $    8,447        $    5,093
   Current portion of long-term debt................................................            2,833            15,631
  Accounts payable and accrued expenses.............................................           27,205            23,779
     Deferred taxes.................................................................            2,599                --
                                                                                           ----------        ----------
     Total current liabilities......................................................           41,084            44,503

LONG-TERM DEBT, net of current portion..............................................          129,339           126,343

OBLIGATIONS TO AFFILIATES, net of current portion...................................           19,649            21,559

DEFERRED TAXES......................................................................           78,186            71,212

OTHER LONG-TERM LIABILITIES.........................................................            2,603             2,904
                                                                                           ----------        ----------
     Total liabilities..............................................................          270,861           266,521
                                                                                           ----------        ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000,000 shares authorized, 29,782,000 and
   29,927,000 shares outstanding for 1996 and 1997, respectively....................              298               299
  Preferred stock, $.01 par value 10,000,000 shares authorized,
     0 and 200,000 shares outstanding for 1996 and 1997, respectively...............               --                 2
  Additional paid-in capital........................................................          296,454           299,974
  Retained earnings (deficit).......................................................           13,921           (27,402)
  Treasury stock, at cost, 227,000 shares in 1997...................................               --            (3,183)
  Note receivable from preferred stock sale.........................................               --            (2,225)
                                                                                           ----------        ----------
     Total stockholders' equity.....................................................          310,673           267,465
                                                                                           ----------        ----------
     Total liabilities and stockholders' equity.....................................       $  581,534        $  533,986
                                                                                           ==========        ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (000's, Except Per Share Amounts)

                                                                                       For the Year Ended December 31,
                                                                               ---------------------------------------------
REVENUES:                                                                         1995              1996             1997
                                                                               ----------        ----------      -----------
  Management services......................................................    $   39,129        $  167,565      $   266,481
  Medical services.........................................................        49,416            77,245          136,956
  Other....................................................................         1,422             3,483            8,203
                                                                               ----------        ----------      -----------
     Total revenues........................................................        89,967           248,293          411,640
                                                                               ----------        ----------      -----------
COSTS AND EXPENSES:
  Salaries, wages and benefits.............................................        50,061           115,200          207,254
  Pharmaceuticals and supplies.............................................         9,487            30,919           52,392
  General and administrative...............................................        22,478            62,353          103,055
  Depreciation and amortization............................................         3,498            11,192           24,841
  Interest expense, net....................................................         1,516             1,304           11,547
  Asset valuation losses...................................................            --                --           76,706
  Executive severance expenses.............................................         1,117                --              750
   Patent litigation defense costs.........................................            --               353            2,730
  Merger transaction expenses..............................................            --            12,030               --
                                                                               ----------        ----------      -----------
     Total costs and expenses..............................................        88,157           233,351          479,275
                                                                               ----------        ----------      -----------
INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY
 ITEM......................................................................         1,810            14,942          (67,635)
PROVISION (BENEFIT) FOR INCOME TAXES.......................................           501             7,770          (26,312)
                                                                               ----------        ----------      -----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM....................................         1,309             7,172          (41,323)
EXTRAORDINARY ITEM, loss on debt extinguishment, net of income
 tax benefit of $53........................................................          (119)               --               --
                                                                               ----------        ----------      -----------
NET INCOME (LOSS)..........................................................    $    1,190        $    7,172      $   (41,323)
                                                                               ==========        ==========      ===========
NET INCOME (LOSS) PER BASIC SHARE:
  Income (Loss) before extraordinary item..................................    $      .11        $      .29      $     (1.39)
  Extraordinary item.......................................................          (.01)               --               --
                                                                               ----------        ----------      -----------
NET INCOME (LOSS) PER SHARE................................................    $      .10        $      .29      $     (1.39)
                                                                               ==========        ==========      ===========
  WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
    USED IN BASIC SHARE CALCULATION........................................        12,170            24,596           29,751
                                                                               ==========        ==========      ===========
NET INCOME (LOSS) PER DILUTED SHARE:
  Income (Loss) before extraordinary item..................................    $      .10        $      .28      $     (1.39)
  Extraordinary item.......................................................          (.01)               --               --
                                                                               ----------        ----------      -----------
NET INCOME (LOSS) PER DILUTED SHARE........................................    $      .09        $      .28      $     (1.39)
                                                                               ==========        ==========      ===========
  WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING USED IN DILUTED SHARE CALCULATION..........................        12,723            25,365           29,751
                                                                               ==========        ==========      ===========

PRO FORMA ADJUSTMENTS-
  Income tax expense (Unaudited)...........................................    $      252
                                                                               ----------
PRO FORMA NET INCOME (LOSS) (Unaudited)....................................    $      938
                                                                               ==========
PRO FORMA NET INCOME (LOSS) PER
 DILUTED SHARE (Unaudited).................................................    $      .07
                                                                               ==========
PRO FORMA WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING........................................................        12,723
                                                                               ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  For the Three Years Ended December 31, 1997
                           (000's, Except Share Data)

                                                                                                 ADDITIONAL
                                               COMMON STOCK              PREFERRED STOCK          PAID-IN      RETAINED
                                        -------------------------   -------------------------   -------------------------
                                           SHARES       AMOUNT        SHARES         AMOUNT       CAPITAL      EARNINGS
                                        -----------   -----------   -----------   -----------   -----------   -----------
BALANCE, December 31, 1994............    8,119,000   $        81            --   $        --   $     9,529   $     5,495
 Issuance of common stock in
  conjunction with the PRG
  Reorganization and IPO, net of
  offering costs......................    7,941,000            80            --            --        37,149            --
 Cash dividends paid to physician
  owners of PRG Founding
  Affiliated Practices................           --            --            --            --       (13,362)           --
 Issuance of preferred stock..........           --            --       174,500             2         1,743            --
 Retirement of preferred stock........           --            --      (174,500)           (2)       (1,743)           --
 Issuance of common stock in
  conjunction with acquisitions.......    3,225,000            32            --            --        27,668            --
 Net income...........................           --            --            --            --            --         1,190
 Contributions, net...................           --            --            --            --            --           733
                                        -----------   -----------   -----------   -----------   -----------   -----------
BALANCE, December 31, 1995............   19,285,000           193            --            --        60,984         7,418
 Issuance of common stock in
  conjunction with acquisitions.......    6,027,000            60            --            --       119,893            --
 Issuance of common stock in
  conjunction with the 1996 Public
  Offering............................    4,250,000            43            --            --       113,597            --
 Exercise of stock options............      220,000             2            --            --         1,980            --
 Net income...........................           --            --            --            --            --         7,172
 Distributions, net...................           --            --            --            --            --          (669)
                                        -----------   -----------   -----------   -----------   -----------   -----------
BALANCE, December 31, 1996............   29,782,000           298            --            --       296,454        13,921
 Issuance of common stock in
  conjunction with acquisitions.......       43,000            --            --            --           610            --
 Issuance of common stock for
  obligation to affiliate
  cancellation........................       48,000            --            --            --           470            --
 Receipt of common stock in
  conjunction with dispositions and
  transaction restructurings..........           --            --            --            --            --            --
 Sale of preferred stock..............           --            --       200,000             2         2,223            --
 Common stock repurchases.............           --            --            --            --            --            --
 Exercise of stock options............       54,000             1            --            --           217            --
 Net loss.............................           --            --            --            --            --       (41,323)
                                        -----------   -----------   -----------   -----------   -----------   -----------
BALANCE, December 31, 1997............   29,927,000   $       299       200,000   $         2   $   299,974   $   (27,402)
                                        ===========   ===========   ===========   ===========   ===========   ===========
                                                                       NOTE
                                                                    RECEIVABLE
                                             TREASURY STOCK           FROM          TOTAL
                                        -------------------------   PREFERRED    STOCKHOLDERS'
                                          SHARES         AMOUNT     STOCK SALE      EQUITY
                                        -----------   -----------   -----------   -----------
BALANCE, December 31, 1994............           --   $        --   $        --   $    15,105
 Issuance of common stock in
  conjunction with the PRG
  Reorganization and IPO, net of
  offering costs......................           --            --            --       37,229
 Cash dividends paid to physician
  owners of PRG Founding
  Affiliated Practices................           --            --            --       (13,362)
 Issuance of preferred stock..........           --            --            --         1,745
 Retirement of preferred stock........           --            --            --        (1,745)
 Issuance of common stock in
  conjunction with acquisitions.......           --            --            --        27,700
 Net income...........................           --            --            --         1,190
 Contributions, net...................           --            --            --           733
                                        -----------   -----------   -----------   -----------
BALANCE, December 31, 1995............           --            --            --        68,595
 Issuance of common stock in
  conjunction with acquisitions.......           --            --            --       119,953
 Issuance of common stock in
  conjunction with the 1996 Public
  Offering............................           --            --            --       113,640
 Exercise of stock options............           --            --            --         1,982
 Net income...........................           --            --            --         7,172
 Distributions, net...................           --            --            --          (669)
                                        -----------   -----------   -----------   -----------
BALANCE, December 31, 1996............           --            --            --       310,673
 Issuance of common stock in
  conjunction with acquisitions.......           --            --            --           610
 Issuance of common stock for
  obligation to affiliate
  cancellation........................           --            --            --           470
 Receipt of common stock in
  conjunction with dispositions and
  transaction restructurings..........      191,000        (2,784)                     (2,784)
 Sale of preferred stock..............           --            --        (2,225)           --
 Common stock repurchases.............       36,000          (399)           --          (399)
 Exercise of stock options............           --            --            --           218
 Net loss.............................           --            --            --       (41,323)
                                        -----------   -----------   -----------   -----------
BALANCE, December 31, 1997............      227,000   $    (3,183)  $    (2,225)  $   267,465
                                        ===========   ===========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (000'S)

                                                                                     For the Year Ended December  31,
                                                                          ---------------------------------------------------
                                                                                 1995                1996             1997
                                                                               ---------           ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)........................................................     $   1,190           $   7,172        $ (41,323)
 Adjustments to reconcile net income to net cash provided by (used in)
  operating activities--
  Depreciation and amortization...........................................         3,498              11,192           24,841
  Asset valuation losses..................................................            --                  --           76,706
  Change in deferred taxes................................................        (1,394)             (3,072)         (25,190)
  Changes in assets and liabilities, net of effects of acquisitions and disassociations --
    Accounts payable and accrued expenses.................................         2,624              (8,806)          (9,073)
    Accounts receivable, net and due from affiliates......................         2,331             (25,639)         (23,301)
    Pharmaceuticals and supplies..........................................          (275)               (904)             273
    Prepaid expenses and other............................................        (3,900)              4,091           (2,090)
                                                                               ---------           ---------        ---------
     Net cash provided by (used in) operating activities..................         4,074             (15,966)             843
                                                                               ---------           ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash consideration paid to acquire a management service
  organization, net of cash acquired......................................        (2,174)                 --               --
 Purchases of clinic operating assets, net of cash acquired...............        (4,115)           (103,034)         (23,026)
 Cash paid as part of business formation..................................        (2,130)                 --               --
 Additions to property and equipment, net of effects of acquisitions......        (4,982)             (6,659)         (17,271)
 Proceeds from sale of assets.............................................            --                  --            4,427
                                                                               ---------           ---------        ---------
     Net cash used in investing activities................................       (13,401)           (109,693)         (35,870)
                                                                               ---------           ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash paid in connection with organization of the Company and the
  initial public offering.................................................        (5,509)                 --               --
 Proceeds from the issuance of common stock from offerings, net of
  offering costs..........................................................        42,953             113,640               --
 Distributions to owners, net.............................................       (12,629)               (669)
 Proceeds from long-term debt.............................................        19,896             255,918           13,471
 Payments on long-term debt...............................................       (19,888)           (209,084)          (4,347)
 Net proceeds (repayments) on obligations to affiliates...................          (708)               (893)         (12,278)
 Proceeds from exercise of stock options..................................            --               1,982              218
 Issuance of preferred stock..............................................         1,745                  --               --
 Retirement of preferred stock............................................        (1,745)                 --               --
 Purchase of treasury stock...............................................            --                  --             (399)
                                                                               ---------           ---------        ---------
     Net cash provided by financing activities............................        24,115             160,894           (3,335)
                                                                               ---------           ---------        ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................        14,788              35,235          (38,362)
CASH AND CASH EQUIVALENTS, beginning of year..............................         3,395              18,183           53,418
                                                                               ---------           ---------        ---------
CASH AND CASH EQUIVALENTS, end of year....................................     $  18,183           $  53,418        $  15,056
                                                                               =========           =========        =========

  The accompanying notes are an integral part of these consolidated financial statements.

                PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION, BUSINESS AND ORGANIZATION:

 PRG Formation

     Physicians Resource Group, Inc., a Delaware corporation ("PRG" or the "Company") and subsidiaries were formed to provide physician practice management services to ophthalmic and optometric practices (the "Practices"). The Company was formed in November of 1993, but had no substantive operations prior to June of 1995. PRG earns revenues by owning or providing management, marketing, financial resources and other services to ophthalmic and optometric practices, ambulatory surgery centers ("ASCs") and optical dispensaries. For seven practices in states that allow the corporate practice of medicine, the Company's subsidiaries conduct the practice of medicine. The financial statements of these subsidiaries are consolidated with the Company's due to their 100% ownership by the Company.

     On June 28, 1995, PRG consummated an initial public offering (the "IPO") and simultaneously exchanged cash, shares of its common stock and a note payable for certain assets of and liabilities associated with 10 eye care practices and four ASCs (the "Initial Practices"). A total of 3,553,000 shares of common stock were issued at $13 per share resulting in proceeds, net of underwriter commissions and offering costs, of approximately $37,229,000. Simultaneously with the closing of the IPO, the Company acquired certain assets and assumed certain liabilities associated with nine of the Initial Practices (the "Reorganization"). This exchange was accounted for using the historical cost basis with the stock being valued at the historical cost of the net assets received by PRG. The owners of the Initial Practices were issued 4,388,000 shares of common stock, a warrant to purchase 40,000 shares of common stock and were paid $13,362,000 in cash. Concurrently with these transactions, the physicians associated with seven of the Initial Practices created new entities for the practice of medicine. These new entities and the three remaining Initial Practices entered into 40-year service agreements with the Company.

 EyeCorp Merger

     On March 18, 1996, PRG merged with EyeCorp, Inc. ("EyeCorp") through a wholly-owned subsidiary, in a transaction accounted for as a pooling of interests (the "EyeCorp Merger"). In connection therewith, PRG issued 6,090,000 shares of common stock to the stockholders of EyeCorp in exchange for all of its outstanding common stock. Each outstanding share of EyeCorp common stock was converted into .582 shares of PRG common stock. The Company incurred approximately $9,000,000 of costs associated with this merger. The consolidated financial statements reflect the financial condition and results of operations of this subsidiary for all periods presented.

     At the time of the merger, EyeCorp provided management services to 50 eye care practices and five ASCs. On December 28, 1995, EyeCorp had acquired certain operating assets and assumed certain liabilities of 48 of the 50 eye care practices and four of the five ASCs for consideration of $1,400,000 in cash, approximately $1,800,000 in notes payable and 3,224,000 shares of EyeCorp common stock. These acquisitions were accounted for as purchases.

 Other 1996 Mergers

     In June of 1996, PRG merged with one eye care practice through a wholly-owned subsidiary in a transaction accounted for as a pooling of interests. In connection therewith, PRG issued 282,000 shares of common stock to the owners of the practice. In August 1996, PRG merged with six additional eye care practices through wholly-owned subsidiaries, in transactions accounted for as poolings of interests. In connection therewith, PRG issued 3,355,000 shares of common stock. The Company incurred approximately $3,000,000 of costs associated with these mergers. These accompanying consolidated financial statements reflect the financial condition and results of operations of these subsidiaries (the "Other 1996 Mergers") for all periods presented.

     Separate and combined results for PRG, the EyeCorp merger and the Other 1996 Mergers for the period prior to consummation are as follows:

                    DESCRIPTION                    1995
                    -----------                 ----------
                                                  (000's)
Revenues:
     PRG....................................    $   26,395
     EyeCorp Merger.........................        22,130
     Other 1996 Mergers.....................        41,442
        Total revenues......................    $   89,967
                                                ==========
  Net income:
     PRG....................................    $    1,672
     Eye Corp Merger........................        (1,127)
     Other 1996 Mergers.....................           645
                                                ----------
        Total net income....................    $    1,190
                                                ==========

 1996 Practice Acquisitions

     Over the course of 1996, PRG acquired certain assets and liabilities of, and entered into service agreements with, 45 eye care practices and 11 ASCs (the "1996 Acquisitions") that were accounted for as purchases. As consideration for these acquisitions, PRG paid approximately $11,820,000 in cash and issued 4,704,000 shares of its common stock. The PRG common stock issued in connection with the 1996 Acquisitions had a market value at the respective closing dates ranging from $17.75 to $30.45 per share. The Company incurred $2,849,000 of costs associated with these acquisitions.

 1996 Company Acquisitions

     On November 5, 1996, the Company acquired substantially all of the assets and certain of the liabilities of the eye care division of EquiMed, Inc. ("EquiMed"), a publicly held physician practice management company, in exchange for $55,077,000 in cash and assumption of approximately $9,900,000 of indebtedness in a purchase transaction. The Company incurred $500,000 of costs associated with this acquisition. The eye care division of EquiMed provided management services to 22 eye care practices and 10 ASCs. Certain litigation has arisen with respect to this acquisition. See Note 10 for details.

     On November 22, 1996, PRG acquired American Ophthalmic Incorporated ("AOI"), a privately held physician practice management company devoted solely to eye care. In connection with the AOI acquisition, PRG paid $30,900,000 in cash and issued 1,323,000 shares of PRG common stock valued at $30,900,000 in a purchase transaction. The Company retired $44,500,000 of AOI debt and assumed approximately $13,400,000 of AOI debt at the date of closing. The Company incurred $2,418,000 of costs associated with this acquisition. AOI provided management services to 16 eye care practices and nine ASCs.

 1997 Practice Acquisitions:

     During 1997, PRG acquired certain assets and liabilities of 27 eye care practices and three related ASCs all of which were accounted for as purchases. As consideration for these acquisitions, PRG paid $23,026,000 in cash, issued promissory notes of $756,000, issued convertible promissory notes of $13,398,000 and issued 43,000 shares of common stock. The convertible promissory notes are convertible at the option of the holder to PRG common stock at the end of two years at varying prices ranging from $12.38 to $18.73 per share. The PRG common stock issued in connection with these acquisitions had a market value at the respective closing dates of between $12.38 and $17.40 per share. Also during 1997, the Company developed two ASCs at a development cost of approximately $720,000.

 1997 Practice Disassociations

     As discussed in Note 2, PRG initiated, during the latter half of 1997, a review of its affiliated Practice relationships. As a result of such review, the Company decided during the third quarter of 1997 to begin the process of terminating its affiliations with approximately 13 practices and to sell and/or dispose of certain assets and liabilities associated therewith. In connection with such process, the Company recorded pre-tax charges of approximately $27,750,000 as of September 30, 1997 in anticipation of losses to be incurred in such sales and dispositions. During the late fourth quarter of 1997 and early 1998 in conjunction with a change in executive management, the Company identified an additional 24 practice affiliations to be terminated. PRG has recorded additional charges of $37,634,000 associated with (1) the anticipated future disposition of these practice assets and liabilities and (2) the effective termination of its affiliation with the 7 smaller optometry practices discussed below, bringing to $65,384,000 the total of charges recorded during
1997 in connection with these anticipated disassociations.   As of April 6,
1998, this disassociation process is ongoing, with 18 of the 44 practice affiliations targeted for disassociation having effectively ceased revenue generating operations through either being sold, disposed of or having significantly restructured their agreements.

     In addition to the 44 practices discussed above, the assets of one practice and related ASC were returned to the original owner for 125,000 shares of common stock. The Company also restructured the terms of its agreements with 7 smaller optometry practices during 1997, which resulted in either the complete termination of any affiliation with the practice or the virtual elimination of any significant relationship. These 44 Practices contributed revenues of $35,544,000 and income before taxes of $3,330,517 during 1997.


2.   CURRENT OPERATING ENVIRONMENT:

   During the course of late 1996 and early 1997, the Company experienced significant growth in the number of practices it was affiliated with, particularly in connection with the acquisition of AOI and EquiMed. This growth created substantial integration challenges for PRG relative to its operating infrastructure, as well as to its financial systems and cash management systems, especially transaction activity between the individual practices and corporate accounting. Concurrently with these substantial integration efforts, PRG experienced a significant stock price decline, which caused the Company to convert its acquisition program from a stock based to a cash and note based model and to reduce the size of the overall program. Also, during the course of 1997, significant litigation relating to the EquiMed acquisition, a large patent dispute and various disputes with certain of the affiliated Practices created further demands on corporate resources. Operating income also began to decline. Cash decreased during 1997 as a result of these events, as well as because of a large increase in the Company's due from affiliates balance.

   In response to these events, the Company, during the latter half of 1997 and early 1998, re-evaluated its strategic position and initiated (1) a review of its affiliated Practice relationships in light of available resources, market penetration, and geographic coverage and (2) a comprehensive review of its due from affiliates balances. These reviews resulted in a decision by the Company to begin termination of its affiliations with approximately 44 eye care practices and a conclusion that certain portions of its due from affiliates balance might not be realized. This decision and conclusion resulted in the Company incurring combined pre-tax charges of $76,706,000 during the third and fourth quarters of 1997, and an overall net loss to the Company for the year of $41,323,000. These charges and losses also caused loan covenant violations in the Company's $90,000,000 credit facility, which resulted in cancellation of the facility and establishment of a smaller $14,000,000 facility, of which $12,248,000 had been borrowed as of December 31, 1997 and all of which matures on or prior to December 31, 1998. In addition, certain class action lawsuits were filed during late 1997 and early 1998. In March of 1998, management and the board of directors of the Company began pursuing a plan to significantly restructure the Company which is more fully explained in Note 15.

   Management of the Company believes that whether a restructuring plan is consummated or not, the Company's existing cash, current cash flow from operations and cash to be generated from practice disassociations or other asset dispositions, will be sufficient to allow the Company to meet its obligations as they become due and to remain in compliance with its debt agreement for the remainder of 1998 and the first quarter of 1999.


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Principles of Consolidation

     The consolidated financial statements include the financial position and results of operations of PRG and all of its subsidiaries combined with the financial position and results of operations of the merger (pooling) transactions for all periods presented. For seven Practices in states that allow the corporate practice of medicine, the Company's subsidiaries conduct the practice of medicine. The financial statements of these subsidiaries are consolidated with the Company's due to their 100% ownership by the Company. The results of the practice acquisitions and company acquisitions operations are included in PRG's consolidated financial statements from the date of purchase. All significant inter-company transactions have been eliminated. Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

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

 Fair Values of Financial Instruments

     The carrying amounts of accounts receivable, accounts payable, accrued expenses and the current portion of both long-term debt and long-term obligations to affiliates approximate their market value due to short maturity of these instruments. The carrying value of the long-term portions of long-term debt and obligations to affiliates, except for amounts pertaining to the $125,000,000 of convertible subordinated debentures, also approximate their market values at December 31, 1997. At December 31, 1997 the market value of PRG's $125,000,000 convertible subordinated debentures was approximately $93,125,000.

 Prepaid Expenses and Other Current Assets

     Prepaid expenses and other current assets primarily consist of prepaid expenses and deferred acquisition costs. All incremental costs incurred in connection with acquisitions in process at the balance sheet dates have been capitalized and were charged to expense when the acquisitions were not successfully completed or included in the purchase consideration upon their successful completion. At December 31, 1997, there were no deferred acquisition costs capitalized for acquisitions in process.

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

  Intangible Assets

     Intangible assets consist of the value of the non-physician employee workforce, management service agreements and goodwill associated with ASC acquisitions. The estimated fair value of the non-physician employee workforce is based on the estimated cost to replace the workforce. The estimated fair value of the management service agreement for acquired practices is the excess of the purchase price over the estimated fair value of the tangible assets and workforce acquired and liabilities assumed. Workforce intangibles are amortized on a straight line basis over seven years. Intangible assets associated with management service agreements are generally amortized on a straight line basis over 15 years for small single-practitioner practices and over 40 years for multiple-practitioner practices. Amounts paid for ASC acquisitions in excess of the net assets acquired are treated as goodwill and amortized on a straight line basis over 40 years. Certain financial regulatory authoritative organizations have expressed concerns regarding the use of amortization periods in excess of 25 years on a prospective basis. See Note 8 for more details.

     The Company reviews the carrying value of the long lived assets and goodwill at least quarterly on a entity by entity basis to determine if facts and circumstances exist which would suggest that assets may be impaired or that the amortization period needs to be modified. Among the factors PRG considers in making the evaluation are changes in the practices or ASCs market position, reputation, profitability and geographical penetration. If indicators are present which may indicate impairment is probable, PRG will prepare a projection of the undiscounted cash flows of the specific practice and determine if the long lived assets and/or goodwill are recoverable based on these undiscounted cash flows. If impairment is indicated, then an adjustment will be made to reduce the carrying amount of these assets to their fair value. The adoption, in 1995, of Statement of Financial Accounting Standards (SFAS) No. 121, ''Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,'' did not have a material impact on the Company's financial condition or results of operations.

     In addition to the normal quarterly reviews conducted as described above, during the latter half of 1997 and early 1998, the Company engaged in a strategic review of its assets, operations and available resources, as more fully discussed in Notes 1 and 2 above. As a result, the Company made a decision to terminate its affiliation with a number of eye care practices through either sale, disposition or significant restructuring of their service agreements. As a result, the Company determined a significant amount of existing intangibles related to those practices had been impaired. See Note 4 for further details.

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

 Net Income Per Share and Pro Forma Net Income Per Share

     The Company adopted SFAS No. 128, "Earnings Per Share", effective December 15, 1997. SFAS No. 128 requires the calculation of basic net income per share which is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period and diluted net income per common share which is computed using the weighted average number of shares of common stock, common stock equivalents and any other dilutive securities. Accordingly, the Company has restated all previously reported net income per share amounts in accordance with SFAS No. 128. Diluted net income per share include 553,000 and 769,000 of common stock equivalents for the years ended December 31, 1995 and 1996, respectively.

     Pro forma net income per share has been computed by dividing pro forma net income by the pro forma weighted average number of shares of common stock outstanding during the periods. The pro forma weighted average number of shares outstanding includes common stock equivalents related to shares issuable upon exercise of warrants and stock options, if dilutive, and was the same as the shares used in the diluted net income per share calculation described above.

 Use of Estimates

     The preparation of these financial statements, in accordance with generally accepted accounting principles, requires the use of certain estimates by management in determining the entities' assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

 Concentration of Credit Risk

     The Company's accounts receivable consist primarily of management service revenues due from affiliated physician groups and from medical services due from patients funded through Medicare, Medicaid, commercial insurance and private payment. The Company and its Practices perform ongoing credit evaluations of their patients and generally do not require collateral. The Company and its Practices maintain allowances for potential credit losses, and such losses have been within management's expectation.

 New Accounting Pronouncements

  EITF NO. 97-2

     During 1997, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) issued new accounting guidelines regarding i) the establishment of criteria to be met in order for a physician practice management company ("PPM") to consolidate the affiliated medical practices with the PPM's financial statements and ii) establishing guidelines for when pooling of interests accounting could be used. The new accounting guidelines allow one year for a PPM to review and revise, if necessary, its service agreements to comply with the guidelines or assess the impact for changing the PPM's financial statements. The new accounting guidelines provide the option, if a change to the financial statements is necessary, of retroactive restatement of prior periods financial statements or recording a one-time cumulative catch-up. Seven of the Company's acquisitions previously accounted for as poolings of interest will need to be changed to follow the purchase method of accounting for business combinations. The Company is in the process of determining which accounting option will be used to affect the change which must be adopted by the fourth quarter of 1998.

     SFAS NO. 130

     SFAS No. 130, "Reporting Comprehensive Income" established standards for the reporting and disclosure of total non-owner changes in stockholders' equity, which is defined as net income, plus direct adjustments to stockholders' equity, such as equity and cash investment adjustments and pension liability adjustments. This statement is effective for financial statements for periods beginning after December 15, 1997 and will not have an impact on the Company's consolidated financial statements.

     SFAS NO. 131

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires a new basis of determining reportable business segments, i.e., the management approach. This approach (as contrasted with the prior requirement which utilized a specified classification system for determining segments) designates the Company's internal organization as used by management for making operating decisions and assessing performance as the source of business segments. This statement is effective for financial statements for periods beginning after December 15, 1997 and will not have an impact on the Company's consolidated financial statements.


4.  ASSETS HELD FOR DISPOSITION:

     As discussed in Note 1, during the latter half of 1997 and early 1998, the Company made a decision to terminate its affiliation with approximately 44 eye care practices through either sale or disposition, or, with respect to certain smaller optometry practices, significant restructuring of their agreements. In connection therewith, pre-tax allowances of approximately $65,384,000 have been provided for losses to be incurred in this process. The Company anticipates the sale and disposition process to be completed during 1998 and has reclassified the net assets of these practices, including the related intangible assets, into "Assets held for disposition" on the accompanying consolidated balance sheet as of December 31, 1997, net of such allowances.

     The following is a table which reflects the carrying value of the assets and liabilities reclassified into "Assets held for disposition" as of December 31, 1997:

                             DESCRIPTION                     1997
                             -----------                   --------
                                                            (000'S)
Current assets..........................................   $ 17,460
Property and equipment..................................     10,919
Intangible and other non-current assets.................     52,472
Liabilities assumed.....................................     (4,994)
                                                           --------
  Net assets held for disposition.......................     75,857
Less - Asset valuation allowances.......................    (65,384)
                                                           --------
  Assets held for disposition...........................   $ 10,473
                                                           ========

5.   REVENUE RECOGNITION AND RECEIVABLES:

 Revenues

     A significant portion of the individual Practices medical service and ASC revenues are received from Medicare and other governmental programs. Medicare and other governmental programs reimburse providers based on fee schedules which are determined by the related governmental agency. In the ordinary course of business, providers receiving reimbursement from Medicare and other governmental programs are potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation.

     The individual Practices and ASCs gross medical service revenues are based on established rates reduced by contractual adjustments. Contractual adjustments represent the difference between charges at established rates and estimated recoverable amounts and are recognized in the period the services are rendered. Any differences between estimated contractual adjustments and actual final settlements are reported as contractual adjustments in the period final settlements are made.

 Revenues--Management Services

     The Company manages the Practices under various types of service and management agreements. The management services revenues are based on several different types of arrangements, including percentages of the medical services revenues or flat fees and reimbursement of clinic expenses. The following table presents the amount of medical service revenues included in the determination of the Company's management service revenues for the years ended December 31, 1995, 1996 and 1997:

                                DESCRIPTION                           1995              1996            1997
                                -----------                         ---------         ---------       ---------
                                                                                       (000'S)
  Gross medical services revenues................................   $  89,460         $ 293,915       $ 545,896
     Less--Contractual adjustments...............................     (38,713)          (86,758)       (216,700)
                                                                    ---------         ---------       ---------
  Net medical services revenues..................................      50,747           207,157         329,196
     Less--Amounts retained by the Practices owner physicians....     (11,618)          (39,592)        (62,715)
                                                                    ---------         ---------       ---------
        Management services revenues.............................   $  39,129         $ 167,565       $ 266,481
                                                                    =========         =========       =========

 Revenues--Medical Services

     Certain states in which the Company operates allow for the corporate practice of medicine. In those states, the Company's revenues are derived from medical services performed. In addition, the Company owns and operates ASCs through various arrangements. Revenues derived from ASCs are based on facility fees charged to patients, third-party payors or other physician practices for use of the ASCs as well as reimbursement of ASCs expenses. ASC revenues are also net of contractual adjustments. The following table presents amounts included in determining the Company's medical service revenues for the years ended December 31, 1995, 1996 and 1997:

                                DESCRIPTION                           1995             1996             1997
                                -----------                         --------          -------          -------
                                                                                      (000'S)
  Gross medical services revenues................................   $  57,730         $ 80,559          147,727
  Gross ASCs revenues............................................      27,314           38,942          102,190
                                                                    ---------         ---------       ---------
       Total.....................................................      85,044          119,501          249,917
     Less--Contractual adjustments...............................     (35,628)         (42,256)        (112,961)
                                                                    ---------         ---------       ---------
       Net medical services revenues.............................   $  49,416         $ 77,245          136,956
                                                                    ==========       ==========       =========

Receivables

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

     For the seven practices owned by the Company and for certain other PRG practices in states which do not prohibit the corporate practice of medicine, accounts receivable reflects the receivables from patients and third party payors net of the recorded reserve for contractual and other allowances.

 1997 Receivable Allowance

     During the six months ended June 30, 1997, the Company's due from affiliates balance increased by approximately $10,200,000. In addition to conducting an in depth analysis of this increase during the latter half of 1997 and early 1998, the Company has implemented certain procedural changes relating to collection of these amounts, including a new treasury management system, which will limit physicians ability to affect cash flow to PRG. In connection with the work performed to date, the Company has recorded a $11,322,000 allowance related to these receivables, which has reduced the due from affiliates balance on the accompanying balance sheet as of December 31, 1997. The Company's analysis process has been completed but collection efforts and discussions with physicians are ongoing. Management believes the allowances provided to date are adequate to provide for any amounts that are not realizable. However, there can be no assurance that additional allowances will not have to be recorded in the future.

     As discussed in Note 1 above, the Company has also recorded certain allowances during 1997 relative to anticipated losses on dispositions of the assets of certain practices that the Company is terminating its affiliation with. The receivables or due from affiliates balances relating to the practices targeted for disassociation of $11,291,000 have been reclassified to "Assets held for disposition" in the accompanying consolidated balance sheet as of December 31, 1997. See Note 4 for details.


6.   ACQUISITIONS:

     The consideration paid and total net book value of the assets and liabilities associated with the acquisition of the Practices were as follows:

                                                         PURCHASED
                                                          ENTITIES
                                                   ----------------------
                   Description                       1996          1997
                   -----------                     ---------     --------
                                                           (000'S)

  Current assets.................................. $  37,851     $  6,757
  Property and equipment..........................    28,863        2,787
  Intangible and other noncurrent assets..........   321,079       48,495
  Liabilities assumed.............................  (164,276)     (20,249)
                                                   ---------     --------
        Net assets acquired.......................   223,517       37,790
  Consideration for net assets acquired--
     Debt issued..................................        --       14,154
     Stock issued.................................   119,953          610
                                                   ---------     --------
        Cash paid.................................   103,564       23,026
        Cash acquired through acquisitions........      (530)          --
                                                   ---------     --------
        Net cash paid............................. $ 103,034     $ 23,026
                                                   =========     ========

     As indicated above, the Company made a decision to terminate its affiliation with certain of these practices in late 1997 and early 1998. See
Note 1 for further details.

7.   PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following as of December 31, 1996 and 1997:

                                                       Estimated
                                                         USEFUL
                                                         LIVES
                          DESCRIPTION                   (YEARS)       1996        1997
                          -----------                  ---------     --------    --------
                                                                            (000'S)
  Land................................................      --       $  2,366    $  2,292
  Buildings and improvements..........................    5-40         11,087      10,177
  Equipment, software and other.......................    3-10         44,766      43,756
  Leasehold improvements..............................    3-10          9,948      10,629
  Furniture and fixtures..............................    7-10         13,898      16,629
                                                                     --------    --------
                                                                       82,065      83,483
  Less--Accumulated depreciation and amortization.....                (17,881)    (25,494)
                                                                     --------    --------
     Property and equipment, net......................               $ 64,184    $ 57,989
                                                                     ========    ========

     As indicated in Note 1 above, the Company has recorded certain allowances during 1997 relative to anticipated losses on dispositions of the assets of certain practices targeted for disassociation. The property and equipment relating to these practices of $10,919,000 has been reclassified to "Assets held for disposition" on the accompanying consolidated balance sheet as of December 31, 1997. See Note 4 for details.


8.   INTANGIBLE ASSETS:

     Intangible assets consists of the following as of December 31, 1996 and 1997:

                                                                  ESTIMATED
                                                                    USEFUL
                                                                    LIVES
                           DESCRIPTION                             (YEARS)           1996           1997
                           -----------                            ---------        ---------      ---------
                                                                                         (000'S)

  Noncompete agreements........................................      3-5           $     255      $     832
  Work force in place..........................................       7               15,736         14,736
  Management service agreements................................     15-40            250,745        256,180
  Goodwill.....................................................       40             105,950         95,023
                                                                                   ---------      ---------
                                                                                     372,686        366,771
  Less - Accumulated amortization..............................                       (5,829)       (16,233)
                                                                                   ---------      ---------
     Intangible assets, net....................................                    $ 366,857      $ 350,538
                                                                                   =========      =========

     As indicated in Note 1 above, the Company has recorded certain allowances during 1997 relative to anticipated losses on dispositions of the assets of
certain practices targeted for disassociation.   The net intangible assets
relating to these practices of $52,312,000 have been reclassified to "Assets held for disposition" on the accompanying consolidated balance sheet as of December 31, 1997. See Note 4 for details.

     During the course of 1997, the Securities and Exchange Commission informed the Company that it had concerns, on a prospective basis, regarding the use by physician practice management companies, generally, and the Company, specifically, of amortization periods for intangible assets in excess of 25 years. While the Company believes its present amortization policies continue to be appropriate, if the Company were to adopt 25 year lives in place of its current 40 year lives, the additional amount of amortization in 1998 would be approximately $5,267,000.

9.   LONG-TERM OBLIGATIONS:

 Long-Term Debt

     Long-term debt consists of the following as of December 31, 1996 and 1997:

                                       Description                                             1996         1997
                                       -----------                                           ---------    ---------
                                                                                                     (000'S)
  6% convertible subordinated debentures due 2001, interest payable
     on June 1 and December 1......................................................          $ 125,000    $ 125,000
  Bank credit facilities (see below)...............................................                 --       12,248
  Notes payable to banks, due through 1999 to 2001, bearing interest
    from 6% to 10%, secured by certain assets of the Company.......................              4,131        2,341
  Term loans payable to insurance company, due 1999, bearing interest at LIBOR plus 1.5% (7.5% at December 31, 1997), collateralized
    by certain assets of the Company...............................................              1,508        1,020
  Other obligations................................................................              1,533        1,365
                                                                                             ---------    ---------
     Total long-term debt..........................................................            132,172      141,974
  Less--Current portion of long-term debt..........................................             (2,833)     (15,631)
                                                                                             ---------    ---------
     Total.........................................................................          $ 129,339    $ 126,343
                                                                                             =========    =========

     In December of 1996, PRG completed an offering of 6% convertible subordinated debentures (the "Debentures") due in December 2001. The Debentures are convertible at any time after the 60th day following issuance at a conversion price of $25 per share. Interest is payable on June 1 and December
1. The Debentures are not redeemable by the Company until December 1999. The Company incurred approximately $3,321,000 in costs related to the offering, with such amount being amortized over the life of the Debentures and is included in other non-current assets. The Debentures trade in the Private Offerings, Resales and Trading through Automated Linkage Market. The most recent trading price for a Debenture with a $1,000 face value was $620 on April 6, 1998.

     In December 1995, EyeCorp entered into a $20,000,000 revolving credit facility with a bank, a portion of which was used to retire amounts outstanding under a prior EyeCorp credit facility. This retirement resulted in a $119,000 extraordinary loss (net of tax benefit of $53,000) that was recorded by the Company in 1995. In January 1996, PRG entered into a $35,000,000 credit facility with the same bank. Borrowings under both of these facilities, which bore interest at the bank's prime rate plus 0.5% or LIBOR plus 1.25% to 2.0%, were retired in December 1996 with the proceeds of the 6% convertible debentures discussed above.

     In March of 1997, PRG entered into a new credit facility with a group of lenders including the same bank used for the credit facilities discussed above. This new credit facility, which replaced the credit facilities discussed above, allowed the Company to borrow up to $90,000,000 for acquisitions, capital expenditures, working capital and stock repurchases. Advances under this credit facility were to bear interest at either LIBOR plus 1% to 2.125% or the bank's prime rate plus 1.125% and were secured by the stock of the subsidiaries of PRG and guaranteed by the subsidiaries of PRG. On October 1, 1997, the Company borrowed $8,000,000 under this facility to fund the acquisition of certain eye care practices.

     Primarily as a result of the third quarter net loss, the Company went into default on various financial covenants under the $90,000,000 credit facility.
On November 28, 1997, the Company received a commitment letter for a $14,000,000 revolving credit facility from its lead bank that would replace the then existing $90,000,000 facility. In addition to the $8,000,000 that was then outstanding, the Company borrowed an additional $4,248,000, bringing total outstanding borrowings under the $14,000,000 facility to $12,248,000 as of December 31, 1997. This $14,000,000 facility expired and was amended again in March of 1998. The amended facility requires that the balance outstanding be paid down to $9,500,000 by September 30, 1998, with the remainder to be repaid on December 31, 1998. The facility bears interest at LIBOR plus 2.5% (8.5% at December 31, 1997), with such interest being repayable, in its entirety, on December 31, 1998. The amended facility also requires that substantial portions of asset sale proceeds be used to repay the facility.

     The amended facility has the same security arrangements as the March 1997 $90,000,000 facility and, additionally, allows for a security interest in all service agreements, accounts receivables and general intangibles of

PRG. In addition, the facility is guaranteed by one current member of the Company's board of directors, as well as by one former member. The amended facility requires that PRG maintain consolidated quarterly EBITDA of $10,000,000 and net worth of at least $242,465,000 increased by 75% of future net income.

 Obligations to Affiliates

     Obligations to affiliates consist of the following as of December 31, 1996 and 1997:

                                       DESCRIPTION                                              1996        1997
                                       -----------                                            --------    --------
                                                                                                     (000'S)
Installment notes payable to affiliates, bearing interest ranging from 7.5% to 10%,
        Payable in monthly installments...................................................    $ 24,298    $ 12,002
Convertible promissory notes payable for affiliate acquisitions, bearing interest at
  7%, due  1999, principal due at maturity and interest payable semi-annually.............          --      13,398
Promissory notes payable for affiliate aquisitions, bearing interest at 7%
  due primarily in 1999, principal due at maturity and interst payable
  semi-annually...........................................................................          --         741
Notes payable to affiliates for ASC purchase, bearing interest at 7%......................       3,049          --
Other obligations to affiliates...........................................................         749         511
                                                                                              --------    --------
  Total obligations to affiliates.........................................................      28,096      26,652
Less-current portion of obligations to affiliates.........................................      (8,447)     (5,093)
                                                                                              --------    --------
  Total...................................................................................    $ 19,649    $ 21,559
                                                                                              ========    ========

     Installment notes payable to affiliates are primarily notes payable to affiliated physicians. EquiMed and AOI used these notes to finance a portion of the purchase price of their respective acquisitions prior to being acquired by PRG. Certain of these notes were paid off during 1997 or were cancelled in connection with practice sales.

     Over the course of 1997, the Company issued various promissory notes and convertible promissory notes in partial payment for acquisitions. These notes, which as of December 31, 1997 totaled $14,139,000, bear interest at 7%. Of the total amounts outstanding, $100,000 is due in 1998 with the remainder having a two year term. The convertible promissory notes can be converted to PRG common stock after two years at the option of the holder at prices ranging from $12.38 to $18.73 per share.

 Maturities

     The Company paid approximately $1,981,000, $1,742,000 and $9,576,000 in interest for the years ended December 31, 1995, 1996 and 1997. As of December 31, 1997, the aggregate amounts of annual principal maturities of long-term debt and obligations to affiliates are as follows:

                                                                 OBLIGATIONS
                                                     LONG-TERM        TO
   YEAR                                                DEBT       AFFILIATES
   ----                                              ---------    ----------
                                                              (000'S)
   1998...........................................   $  15,631    $    5,093
   1999...........................................       1,080        16,778
   2000...........................................         212         3,116
   2001...........................................     125,051           665
   2002...........................................          --         1,000
   Thereafter.....................................          --            --
                                                     ---------    ----------
      Total.......................................   $ 141,974    $   26,652
                                                     =========    ==========


10.  COMMITMENTS AND CONTINGENCIES:

     The Company and certain of its officers and directors have been named in six class action lawsuits, all pending in the U.S. District Court for the Northern District of Texas. These class action lawsuits make various allegations of violations of the federal securities laws (specifically Sections 10 and 20 of the Securities Exchange Act of 1934) including, misrepresentations and omissions of material facts in connection with purchases and sales of the Company's securities. Damages are claimed but are unspecified as to the amount. The Company has filed a motion requesting consolidation of these six lawsuits into one action and intends to vigorously defend against the various claims alleged.

     During 1996, the Company acquired a practice that is a party to litigation regarding alleged infringement of three patents related to a refractive surgical procedure. The Practice believes that its procedure does not infringe the patented procedures. PRG is assisting in the defense of this litigation due to the potential impact on certain other Practices. The Company has incurred $3,083,000 of legal expenses related to this litigation through December 31, 1997 and expects to incur additional costs in 1998, but has not agreed to be responsible for any damage amounts that might be awarded against the practices. Management of the Company believes that while the outcome of this litigation will not have a material impact on its financial condition or results of operations, the legal costs associated with this litigation to date have had a material inpact on the Company's results of operations in 1997 and while such costs have been declining in the latter part of 1997, may continue to have a material impact during 1998.

     On May 15, 1997, EquiMed initiated arbitration proceedings against the Company and a wholly-owned subsidiary of the Company before the American Arbitration Association, Philadelphia, Pennsylvania. EquiMed alleged breach of contract, fraud, trespass, and conversion based principally on the alleged failure of the Company to cooperate with EquiMed in completing follow on acquisitions that could have resulted in the payment of additional consideration to EquiMed and the alleged failure by the Company to provide EquiMed with access to EquiMed's accounting records. EquiMed has asserted entitlement to damages in excess of $30,000,000 plus punitive damages, costs and attorney's fees. PRG intends to vigorously defend such claims, and has asserted a counterclaim against EquiMed for damages in excess of $45,000,000.

     On April 8, 1997, a lawsuit was filed against AOI and the Company by one of its affiliated practices (as well as certain of the practitioners) acquired in the AOI transaction. The plaintiffs allege breach of contract, breach of fiduciary duty and imposition of constructive trust, civil conspiracy, interference with prospective advantage and negligent misrepresentation arising from a January 1996 series of agreements. The plaintiffs seek injunctive relief and recovery of alleged actual and consequential damages in excess of $50,000,000 and exemplary damages of $50,000,000. A settlement agreement in principle has been reached between the parties and the parties are drafting settlement documents. Under the proposed settlement agreement, the lawsuit would be dismissed with prejudice, the arbitration proceeding would be terminated, the parties would jointly release all claims, demands and causes of action against one another and certain other contractual agreements would be entered into. However, there can be no assurance that the settlement agreement, as proposed, will be finalized.

     During the course of 1997, one of the affiliated practices acquired in the AOI transaction brought suit against the Company alleging breach of a promissory note of approximately $6,000,000. The Company is vigorously defending this action and has asserted a number of defenses, including illegality of the note.

     As indicated above with respect to the class action lawsuits, the patent lawsuit, the EquiMed arbitration and the AOI acquisition disputes, the Company intends to defend each of the claims vigorously and does not believe that, with the exception of the potential effect of ongoing legal expenses, that the actions will have a material adverse effect on the financial condition or results of operations of the Company.

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

     The Company is also involved in various other disputes or lawsuits, certain of which are asserted by affiliated practices in relation to the service agreements. In the opinion of the Company's management, the ultimate liability, if any, will not have a material impact on the Company's financial position or results of operations, nor, will they result in material modification of the service agreements.

 Long-Term Lease Obligations

     PRG leases medical equipment and office space under noncancelable operating lease agreements which expire at various dates. At December 31, 1997, minimum annual rental commitments under noncancelable operating leases with terms in excess of one year are as follows:

   YEAR                                               AMOUNT
   ----                                              ---------
                                                      (000'S)
   1998............................................  $  20,675
   1999............................................     18,185
   2000............................................     15,003
   2001............................................     11,306
   2002............................................      9,378
   Thereafter......................................     26,539
                                                     ---------
      Total........................................  $ 101,086
                                                     =========

     Rent expense related to operating leases amounted to $3,646,000, $18,216,000 and $21,012,000 for the years ended December 31, 1995, 1996 and
1997, respectively.

     From time to time, the Company acts as a guarantor of various third party debt of the affiliated practices.


11.   STOCKHOLDERS' EQUITY:

 Common Stock

     In June of 1995, the Company consummated an initial public offering of its common stock (see Note 1 for further details). In May of 1996, the Company completed the offering of 5,750,000 shares of common stock. In connection therewith, the Company issued 4,250,000 new shares of common stock and the then existing stockholders of the Company sold 1,500,000 shares of common stock. Proceeds to the Company, net of offering costs and underwriting commissions, were approximately $113,640,000. The Company also registered an additional 11,000,000 and 10,000,000 shares of common stock during 1996 and 1997, respectively, 11,111,500 of which have been issued to date in connection with additional acquisitions.

     The Company has reserved (a) 5,000,000 shares of common stock for issuance upon exercise of stock options under the Company's stock option plans, (b) 40,000 shares of common stock for issuance upon exercise of the warrants, which are exercisable at $13.00 per share, (c) 5,000,000 shares of common stock for issuance upon conversion of the Debentures, (d) 943,000 shares of common stock upon conversion of convertible promissory notes issued in 1997 and (e) 200,000 shares of common stock upon conversion of the preferred stock issued to its former chairman and chief executive officer of the Company.

     In March 1997, the Board of Directors approved the purchase by the Company of up to 4,000,000 shares of its outstanding common stock. Ultimately, 36,000 shares of PRG common stock were purchased under this program for $399,000 before such program was terminated in December of 1997.

     In addition to the stock issued in acquisitions during 1996 and 1997 as discussed above and in Note 1, 125,000 shares were received from the sale of assets of one practice and related ASC back to the original owner. The shares received from the sale of the assets have been treated as treasury stock.

     The Company has restructured or is restructuring the terms of its agreements with 7 of its smaller optometry practices, wherein its relationship with these practices was or will be effectively eliminated. In connection with certain of these restructurings, a small amount of common stock will be returned to the Company.

 Preferred Stock

  The Company has authorized the issuance of up to 10,000,000 shares of preferred stock, $.01 par value. The Company issued 174,500 shares of preferred stock on June 28, 1995, in conjunction with the Offering. These shares were retired on July 10, 1995, in exchange for $1,745,000 in cash.

     In 1997, the Board of Directors created a series of preferred stock, par value $.01 per share, of the Company and authorized 200,000 shares of convertible preferred stock designated as Series B Convertible Preferred Stock ("Series B"). The holders of such Series B shares are not entitled to dividends nor have voting rights, except as provided by law. Each share of Series B is convertible, at any time, into one share of the common stock of PRG, subject to certain adjustments. The shares are non-redeemable and are non-cumulative.
Upon liquidation or dissolution of PRG, the holders of the shares shall be entitled to receive the liquidation value of shares ($.01 per share) in preference to and in priority over distributions upon the common stock.

     Effective February 21, 1997, the board of directors approved the grant of the right to purchase up to 200,000 of the Series B shares to the former chairman of the board of directors and chief executive officer during the two year period beginning February 21, 1997 and ending on February 21, 1999. The agreement provides that the former chairman should pay to PRG an amount equal to the closing sale price of PRG's common stock on the New York Stock Exchange on the date of delivery of notice to PRG of the intention to purchase the shares times the number of shares purchased. The former chairman exercised his right to purchase 200,000 Series B shares for an aggregate price of $2,225,000 on March 25, 1997. The purchase of the shares was funded by a loan from PRG, the principal of which is not subject to recourse and the interest of which is subject to recourse. The note evidencing the loan is secured by the Series B shares that were purchased. The note bears interest at the rate of 6.42% per annum.

 Distributions / Contributions

     Distributions and contributions in the accompanying statement of changes in stockholders' equity represents the funds withdrawn/contributed by the former owners prior to the merger with PRG, for the Practices with which the Company merged in pooling of interests transactions.


12.   INCOME TAX EXPENSE:

     Income tax expense (benefit) for the years ended December 31, 1995, 1996 and 1997 consists of the following:

                             DESCRIPTION                                       1995             1996             1997
                             -----------                                      -------          -------          --------
                                                                                            (000'S)
Current--
     Federal..........................................................        $ 1,573          $ 9,487          $ (1,230)
     State............................................................            322            1,355              (265)
                                                                              -------          -------          --------
        Total current.................................................          1,895           10,842            (1,495)
  Deferred
     Federal..........................................................         (1,161)          (2,726)          (21,795)
     State............................................................           (233)            (346)           (3,022)
                                                                              -------          -------          --------
        Total deferred................................................         (1,394)          (3,072)          (24,817)
                                                                              -------          -------          --------
        Total income tax expense (benefit)............................        $   501          $ 7,770          $(26,312)
                                                                              =======          =======          ========


     Total income tax expense differed from the amount computed by applying the statutory federal income tax rate to income before income taxes as a result of the following:

                              DESCRIPTION                                   1995             1996            1997
                              -----------                              --------------    ------------    -------------
                                                                                            (000'S)
  Computed statutory tax expense..................................               34.0 %          35.0 %          (35.0)%
  Increase (decrease) in income taxes resulting from--
     State income taxes, net of federal income tax benefit........                9.1 %           3.3 %           (3.3)%
     Nontaxable entities..........................................              (12.1)%            --               --
     Non deductible merger expenses...............................                 --            16.7 %             --
     Other nondeductible expenses.................................                1.8 %           1.8 %            0.7 %
     Tax-exempt interest income...................................               (3.7)%          (3.1)%           (0.3)%
     Other........................................................               (1.4)%          (1.7)%           (1.0)%
                                                                       --------------    ------------    -------------
        Total income tax expense..................................               27.7 %          52.0 %          (38.9)%
                                                                       ==============    ============    =============

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

                                    DESCRIPTION                                             1996          1997
                                    -----------                                            --------      --------
                                                                                          (000'S)
Current deferred tax assets (liabilities):
     Temporary differences relating to cash-to-accrual
       conversions of the Practices................................................        $ (5,918)     $ (3,555)
     Allowance for doubtful accounts...............................................             731         1,419
     Accrued expenses..............................................................           1,688           352
     Merger transaction expenses...................................................           1,181            --
     Other book/tax differences....................................................            (281)          240
     Assets held for disposition...................................................              --         6,345
                                                                                           --------      --------
        Net current deferred tax assets (liabilities)..............................        $ (2,599)     $  4,801
                                                                                           ========      ========
  Non-current deferred tax liabilities:
     Assets held for disposition...................................................        $     --      $  8,862
     Property and equipment........................................................            (137)       (2,096)
     Intangibles...................................................................         (77,529)      (77,978)
     Other.........................................................................            (520)           --
                                                                                           --------      --------
       Net non-current deferred tax liabilities....................................        $(78,186)     $(71,212)
                                                                                           ========      ========

     The Company paid approximately $1,947,000, $6,413,000 and $10,659,000 for federal and state income taxes for the years ended December 31, 1995, 1996 and 1997, respectively.


13.   EMPLOYEE BENEFIT PLANS:

 Savings Plans

     The Company maintains various defined contribution plans which permit participants to make voluntary contributions. The Company pays all general and administrative expenses of the plans, and, in some cases, makes matching contributions on behalf of the employees. The Company incurred expenses of $320,000, $736,000 and $817,000 for the years ended December 31, 1995, 1996 and
1997 related to these plans.

 Stock Option Plans

     In March 1997, the Company amended, the board of directors adopted, and the stockholders of the Company approved, the 1995 Stock Option Plan, to provide for the issuance of options to purchase up to 3,000,000 shares of common stock. The purpose of the Plan is to provide directors, key employees and certain advisors with additional incentives by increasing their proprietary interest in the Company. The Plan provides for the grant of incentive stock options (ISO) and nonqualified stock options. During December 1997, 1,500,000 of the options were granted and vested immediately and the remaining options granted in 1997 vest over a three or five year period and expire ten years from the date of grant.

     In March 1997, the Company amended, the board of directors adopted, and the stockholders of the Company approved, the 1995 Health Care Professionals Stock Option Plan (the Health Care Professionals Plan) to provide for the issuance of options to purchase up to 2,000,000 shares of common stock. The Health Care Professionals Plan permits the Company to grant stock options to employees, advisors and consultants of the Company, which the Company expects will generally be ophthalmologists and optometrists, who both (a) provide advisory or consulting services to the Company and (b) are employed by a Practice. Options granted under the Health Care Professionals Plan will vest over a period of three or five years and expire ten years from the date of grant. Generally, such options will expire upon the termination of employment or the advisory or consultant relationship with the Company or on the day prior to the tenth anniversary of the date of grant, whichever occurs first.

     In connection with the EyeCorp Merger, options outstanding under the EyeCorp plans were converted into options to purchase PRG common stock at the conversion rate as specified in the merger agreement and are included with existing PRG options.


Transactions of the plans are summarized as follows:
                                                                                                                        WEIGHTED
                                                                               STOCK OPTIONS                            AVERAGE
                                                             --------------------------------------------------         EXERCISE
                      DESCRIPTION                               ISOS            NONQUALIFIED           TOTAL              PRICE
                      -----------                            ----------          ----------          ----------         ----------
Outstanding at December 31, 1994                                     --                  --                  --         $      --
     Granted in 1995....................................      1,014,937             616,386           1,631,323             11.48
     Exercised in 1995..................................             --                  --                  --                --
     Canceled in 1995...................................             --                  --                  --                --
                                                             ----------          ----------          ----------         ----------
  Outstanding at December 31, 1995......................      1,014,937             616,386           1,631,323              11.48
     Granted in 1996....................................        156,548           1,463,311           1,619,859              25.21
     Exercised in 1996..................................       (166,038)            (53,865)           (219,903)              7.27
     Canceled in 1996...................................             --             (12,261)            (12,261)             13.20
                                                             ----------          ----------          ----------         ----------
  Outstanding at December 31, 1996......................      1,005,447           2,013,571           3,019,018              19.10
     Granted in 1997....................................        233,154           2,748,285           2,981,439               6.91
     Exercised in 1997..................................        (46,693)             (7,594)            (54,287)              5.80
     Canceled in 1997...................................       (566,828)         (1,045,000)         (1,611,828)             20.62
                                                             ----------          ----------          ----------         ----------
  Outstanding at December 31, 1997......................        625,080           3,709,262           4,334,342         $    10.34
                                                             ==========          ==========          ==========         ==========

     All stock options granted have an exercise price equal to the fair market value of the stock on the date of grant, except for certain incentive stock options, which have an exercise price equal to 110% of the fair market value of the stock on date of grant.

     Of the stock option grants outstanding, 1,969,293 were issued at prices between $2.50 and $5.00 per share, 190,369 were issued at prices between $5.01 and $10.00 per share, 881,725 were issued at prices between $10.01 and $15.00 per share, 1,216,155 were issued at prices between $15.01 and $25.00 per share, and 76,800 were issued at prices between $25.01 and $35.00 per share. At December 31, 1997, 2,227,361 shares were exercisable and the weighted average exercise price of exercisable shares was $6.11. The weighted average fair value of options granted in 1995, 1996 and 1997 was $7.60, $17.37 and $4.88, respectively.

     PRG accounts for this plan under APB Opinion 25, under which no compensation cost has been recognized. Had compensation cost for this plan been determined consistent with FASB Statement No. 123, net income and earnings per share would have been reduced to the following proforma amounts:


                         DESCRIPTION                                     1995                     1996                   1997
                         -----------                                  ------------           ---------------        --------------
                                                                                    (000'S, EXCEPT PER SHARE DATA)
  Net income - as reported....................................           $ 1,190                    $7,172              $(41,323)
                     - pro forma..............................           $(1,614)                   $ (755)             $(46,485)
  Basic earnings per share - as reported......................           $   .10                    $  .29              $  (1.39)
                     - pro forma..............................           $  (.13)                   $ (.03)             $  (1.56)
  Diluted earnings per share - as reported....................           $   .09                    $  .28              $  (1.39)
                     - pro forma..............................           $  (.13)                   $ (.03)             $  (1.56)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 1995 through 1997, risk free interest rates from 5.38% to 7.50% depending on the grant, volatility of 47.2% to 58.4%, depending on the grant, expected lives from 6.2 to 10, depending on the grant.

14.   RELATED-PARTY TRANSACTIONS:

     The Company leases facility space from various partnerships which include affiliated physicians as partners and trusts in which relatives of the affiliated physicians are named beneficiaries. Rent expense on related-party operating leases amounted to $2,604,000, $6,520,000 and $7,116,000 for the years ended December 31, 1995, 1996 and 1997, respectively. In addition, the Company leases facilities to affiliated physicians. Rent income on related-party operating leases amounted to $245,000, $1,182,000 and $1,162,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

     All of the Company's management service revenue is received from physician groups which have affiliated with the Company during the past three years. Prior to a reduction in the size of the board of directors in January of 1998, a majority of the board of directors of the Company were practicing physicians who were associated with the Practices. Subsequent to the reduction, only one of the Company's four board members is an affiliated physician.

     In July of 1997, the Company loaned $500,000 to one of its former board members who is also an affiliated physician of PRG. The purpose of the loan was to provide funds to the former board member to purchase the practice of a retiring physician practicing in his market (also a PRG affiliate). This retiring physician had contractual rights to terminate his practice affiliation with PRG. The new arrangement also provided for the retiring physician to work on a contract basis for the new practice. The loan is repayable in two equal installments of $250,000 in January and July of 1998. The January payment has not been made. The loan bears interest at 8% and is secured by the accounts receivable of the practice.

     During the course of the Company's 1997 review of its due from affiliates balance (see Note 5), allowances were provided with respect to approximately $2,294,000 of receivables from practices where three of the Company's former board members are practitioners.

15.  SUBSEQUENT EVENTS:

     In March of 1998, management and the board of directors of the Company began pursuing a plan that would significantly restructure the Company by, among other things, (1) lowering the service fees charged to the affiliated practices;
(2) reducing the level of services provided to the practices; (3) shortening the term of the service agreements significantly; (4) allowing the affiliated physicians to repurchase, for cash, their tangible assets and re-employ their practice personnel; and (5) accelerating the payment by the affiliated physicians/practices of their amounts owed to the Company. This plan is subject to widespread acceptance by the affiliated physicians, as well as to shareholder approval. If accepted and approved, management of the Company believes the plan would significantly reduce the administrative and accounting burden on the Company and generate additional cash. No assurance can be provided that the Company will be successful in gaining physician acceptance and shareholder approval and if such acceptance and approval are obtained that the resultant plan will be successful.