Form 10-K/A
PHYSICIANS RESOURCE GROUP INC
filed 1998-04-30
CIK 944402

FORM 10-K/A

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                      --------------------------
           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
              For the Fiscal Year Ended December 31, 1997

                      Commission File No. 1-13778

                    PHYSICIANS RESOURCE GROUP, INC.
        (Exact name of Registrant as specified in its charter)

                               Delaware
    (State or other jurisdiction of incorporation or organization)

                              76-0456864
                  (I.R.S.Employer Identification No.)

          Three Lincoln Centre, 5430 LBJ Freeway, Suite 1540,
                           Dallas, TX  75240
               (Address of principal executive office)
                             (Zip Code)

   Registrant's telephone number, including area code: (972)982-8200


                          Title of each class
                     -----------------------------
                     Common Stock, $.01 par value

               Name of each exchange on which registered
              -------------------------------------------
                        New York Stock Exchange

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

                         Yes  X         No ____


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

     The number of shares outstanding of the Registrant's common stock as of April 6, 1998 was 29,786,689 shares. The aggregate market value of the voting stock held by non-affiliates of the Registrant based on 29,525,831 shares held by non-affiliates and a $3.875 closing price of the Registrant s common stock on the New York Stock Exchange as of April 6, 1998 was $114,412,595.

                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF PRG
          ---------------------------------------

     The name, age, position and term of each executive officer of the Company is set forth under the heading Executive Officers on page 8 under Item 1 of this report. The following chart sets forth the name, age, position and term of each director of the Company.

                                                  Term of
                                                  Director
Name                     Age  Position            Expires
----                     ---  --------            --------
Alan C. Baum, M.D.       56   Director            1998
Ronald L. Stanfa         50   Director            1999
Lucius E. Burch, III     56   Director            2000
Richard A. Gilleland     53   Chairman of the     2000
                              Board and Chief
                              Executive Officer

     Alan C. Baum, M.D. has served as a director of PRG since June 28, 1995. Dr. Baum served as Vice President of Texas Eye Institute and Associates from 1973 to date, where he has been in the practice of general ophthalmology with an emphasis on oculoplastic surgery. Dr. Baum is the chairman of the Board of Trustees of the Texas Medical Association and Past President of the Texas Ophthalmological Association. He has served as President of the Southwest Branch of the Harris County Medical Society. Dr. Baum has acted as chief of staff for Memorial Southeast Hospital, as well as chairman of Ophthalmology sections at both Memorial SE and SW hospitals in Houston. Dr. Baum received his M.D. Degree in 1968 from the University of Texas Medical Branch at Galveston, and completed his residency in 1972 from the University of Texas Medical School, Houston.

     Lucius E. Burch, III has served as a director of PRG since March 18, 1996. Mr. Burch is Chairman of the Board of Directors of Massey Burch Investment Group, Inc., Nashville, Tennessee, a southeast merchant banking firm. He has been with Massey Burch since 1968, served as President from 1981 to 1990, and has an extensive background in management consulting and corporate finance. Mr. Burch serves as a director of Titan Holdings, Inc., a company that operates property and casualty insurance companies, Norrell Corporation, an office staffing and services company, and QMS, Inc., a designer and manufacturer of computer graphics and imaging controllers.

     Richard A. Gilleland has served as Chairman of the Board and Chief Executive Officer of PRG since December 15, 1997 and as a director of PRG since June 28, 1995. Mr. Gilleland served as Chairman, President and Chief Executive Officer of Kendall International Inc., a manufacturer and distributor of disposable medical supplies and devices and home health care products from July 1990 until July 1995. From January to November 1989, he was president, chief executive officer and chairman of the board of American Medical International, Inc., which owns and operates acute care hospitals. Mr. Gilleland also has served as a director of OrNda HealthCorp, a provider of acute medical, surgical and hospital operation and management services, since 1992, and since 1994, as a director of Tyco International, Ltd., a manufacturer of bioprotection and flow control equipment. Mr. Gilleland also serves as a director of DePuy Inc., a manufacturer of orthopedic supplies and equipment and Remington Arms Co., a manufacturer of sporting arms and equipment.
Mr. Gilleland served as Chief Executive Officer and President of Amsco International Inc. (which has been acquired by Steris Corp.), a manufacturer of orthopedic supplies and equipment from July 1995 to July 1996. Mr. Gilleland served as a director of Bird Medical Technologies, Inc., a manufacturer of inhalation therapy and equipment from 1994 to 1996 and as Interim Chairman of Quest Medical, a manufacturer of proprietary products for the health care industry, from July 1996 to November 1996. Mr. Gilleland received his B.A. from the University of Minnesota in 1967.

     Ronald L. Stanfa has served as a director of PRG since June 28, 1995. Mr. Stanfa has served as a Managing Director of Notre Capital Ventures II, L.L.C. since July 1995. From June 1993 to July 1995, Mr. Stanfa was an independent business consultant and investor. Mr. Stanfa was a founder and served as a director of Allwaste, Inc., an environmental services company, from 1986 to 1995. From October 1988 to June 1993, Mr. Stanfa was the Vice President-Corporate Development of Allwaste, Inc. Mr. Stanfa also served as a director of U.S. Delivery Systems, Inc., a same day delivery company, from 1994 until its sale in February 1996. Mr.Stanfa received his B.A. in Economics from Northern Illinois University in 1969.


ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

Summary Compensation Table
--------------------------

     The following table sets forth a summary of the compensation paid by PRG for services rendered in all capacities to PRG during 1997 to the Named Executive Officers.

                                                                                      Long-Term Compensation
                                                                                -------------------------------------
                                                Annual Compensation                       Awards              Payouts
                                        --------------------------------------- --------------------------    -------
                                                                   Other Annual Restricted      Securities     LTIP    All Other
   Name and Principal                                              Compensation Stock           Underlying    Payouts Compensation
       Position                 Year    Salary($)       Bonus($)        ($)     Award($)        Options         ($)       ($)
-------------------------       ----    ---------       --------   ------------ ----------      ----------    ------- ------------
Richard A. Gilleland,           1997     19,153          54,000                                 1,505,000
Chairman of the Board and
Chief Executive Officer

Emmett E. Moore,                1996    315,000          50,000(1)                                500,000(5)            8,269(3)
Chairman of the Board           1997    345,000                                                   367,000               1,903(3)
and Chief Executive Officer

Richard M. Owen,                1996    185,000          35,000(1)                                 90,000(6)            6,923(3)
President(9)                    1997    208,333                                                    93,940(6)          126,765(2)(3)

Richard J. D'Amico,             1996    150,000         110,000                                   195,000(7)           50,000(3)(4)
Senior Vice President, Chief    1997    225,000          75,000                                    290,000              2,076(3)
Administrative Officer and
Secretary

Mark Kingston,                  1996    140,000         105,000                                     70,000(8)           3,846(3)
Senior Vice President(9)        1997    175,000          70,000                                     27,000              2,076(3)

Jonathan R. Bond,               1996    155,000          82,500                                     15,000              5,961(3)
Senior Vice President --        1997    175,000          77,500                                    100,000              2,076(3)
Operations

David Real,                     1997    128,153                                                     50,000(6)           1,557(3)
Chief Financial Officer(9)

(1) Mr. Moore waived the bonus of approximately $150,000, which would have accrued pursuant to the terms of his old employment contract and received an option to purchase 100,000 shares of PRG Common Stock at an exercise price of $15.25; Mr. Owen waived a bonus of approximately $92,500, which would have accrued pursuant to the terms of his old employment contract and received an option to purchase 66,940 shares of PRG Common Stock at an exercise price of $15.25.

(2) Includes $125,000 paid by PRG in connection with a severance package.

(3)  Represents amounts paid by PRG for health insurance premiums.

(4) Includes approximately $45,000 paid in connection with employee's relocation pursuant to the terms of the employment agreement between employee and PRG.

(5)  Includes 445,000 options that were subsequently cancelled.

(6)  All options have subsequently been cancelled.

(7)  Includes 150,000 options that were subsequently cancelled.

(8)  Includes 45,000 options that were subsequently cancelled.

(9) Individuals are no longer employed by the Company; therefore, all stock options granted to such individuals have or will expire in accordance with the terms of the Stock Option Plan.

Option Grants During 1997
-------------------------

     The following table presents information regarding 1997 grants of options to purchase shares of Common Stock for each of the Named
Executive Officers:

                                                                                             Potential Realizable
                                                                                               Value at Assumed
                                                                                               Annual Rates of
                                                                                                  Stock Price
                                                                                                  Appreciation
                                                                                              for Option Term(1)
----------------------------------------------------------------------------------      -------------------------------
                                        % of Total
                        Number of        Options
                        Securities      Granted to
                        Underlying      Employees       Exercise or
                        Options         in Fiscal       Base Price      Expiration
       Name             Granted(#)        Year          ($/Sh)(2)          Date             5%($)           10%($)
--------------------    ----------      ---------       -----------     ----------      --------------- ---------------
Richard A. Gilleland        5,000        50.48%          $12.1250         5/20/07            $38,126         $96,620
                        1,500,000                         $2.5625        12/15/07         $2,417,313      $6,125,947

Emmett E. Moore           367,000        12.31%          $15.2500         2/23/07         $3,519,766      $8,919,778

Richard M. Owen            93,940         3.15%          $15.2500         1/31/98(3)         $59,447        $118,423

Richard J. D'Amico         90,000         9.73%          $15.2500         2/23/07           $863,157       $2,187,411
                          200,000                         $4.5000        12/29/07           $566,005       $1,434,368

Mark Kingston              27,000         0.91%          $15.2500         6/13/98(3)         $27,676          $55,795

Jonathan R. Bond          100,000         3.35%           $4.5000        12/29/07           $283,002         $717,184

David Real                 50,000         1.68%          $12.5000         3/31/98(3)         $31,250          $62,500

(1) The dollar amounts in these columns represent the potential realizable value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming that the market price of Common Stock appreciates from the date of grant at the 5% and 10% annual rates prescribed by regulation and, therefore, are not intended to forecast possible future appreciation, if any, of the price of Common Stock. These numbers do not take into account provisions of certain options providing for termination of the option following termination of employment, nontransferability or vesting over periods.

(2) The option exercise price may be paid in shares of Common Stock owned by the executive officer, in cash, or in any other form of valid consideration as determined by the Compensation Committee in its discretion. The exercise price of each option was equal to the fair market value of the Common Stock on the date of grant.

(3) Individuals are no longer employed by the Company; therefore, all stock options granted to such individuals have or will expire in accordance with the terms of the Stock Option Plan.

Aggregated Option Exercises During 1997 and Year-End Option Values
------------------------------------------------------------------

The following table presents information regarding options exercised in 1997 and the value of options outstanding at December 31, 1997 for each of the Named Executive Officers:

                                                             Number of Securities           Value of Unexercised
                                                            Underlying Unexercised          In-the-Money Options
                                                             Options at FY-End(#)              at FY-End($)(1)
                                                        -----------------------------   -----------------------------
                         Shares
                       Acquired on        Value
Name                   Exercise(#)     Realized($)     Exercisable     Unexercisable   Exercisable     Unexercisable
--------------------   -----------     -----------     -----------     -------------   -----------     -------------
Richard A. Gilleland       0              $0.00         1,512,500         7,500         $2,718,750           $0

Emmett E. Moore            0              $0.00            91,000       531,000             $0               $0

Richard M. Owen            0              $0.00            30,000             0             $0               $0

Richard J. D'Amico         0              $0.00           103,667       301,333             $0               $0

Mark Kingston              0              $0.00            20,000        92,000             $0               $0

Jonathan R. Bond           0              $0.00            74,334       135,666             $0               $0

David Real                 0              $0.00                 0             0             $0               $0

(1) The closing price for the Common Stock as listed on the New York Stock Exchange on December 31, 1997, the last trading day of 1997, was $4.375. Value is calculated on the basis of the difference between the option exercise price and $4.375 multiplied by the number of shares of Common Stock underlying the option.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

Richard A. Gilleland was a member of the Compensation Committee of the Board of PRG during 1997 and was elected the Chief Executive Officer of PRG effective December 15, 1997. No other member of the Compensation Committee of the Board of PRG was, during 1997, an officer or employee of PRG or any of its subsidiaries, or was formerly an officer of PRG or any of its subsidiaries or had any relationships requiring disclosure by PRG.

During 1997, no executive officer of PRG served as (i) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on the Compensation Committee of the Board, (ii) a director of another entity, one of whose executive officers served on the Compensation Committee of the Board, or (iii) a member of the Compensation Committee (or other board committee performing similar functions) of another entity, one of whose executive officers served as a director of PRG.

Compensation of Directors
-------------------------

Directors who are employees of PRG or of a practice with which PRG has entered a Service Agreement (each an "Affiliated Practice") do not receive additional compensation for serving as directors. Each director who is neither an employee of PRG nor of an Affiliated Practice receives a fee of $2,000 for attendance at each Board of Directors meeting (whether the meeting is in person or telephonic) and $1,500 (if in person; $500 if telephonic) for each committee meeting (unless held on the same day as a Board meeting) and an initial grant of nonqualified options to purchase 10,000 shares of Common Stock. Nonemployee directors (whether or not employed by an Affiliated Practice) receive annual grants of nonqualified options to purchase 5,000 shares of Common Stock. All directors of PRG are reimbursed for out-of-pocket expenses incurred in attending meetings of the Board or committees thereof, and for other expenses incurred in their capacity as directors of PRG.

Employment Agreements
---------------------

Mr. Gilleland has entered into an employment agreement with PRG providing for a base salary of $360,000 per annum or as increased from time to time by the Board of Directors or the Option and Compensation Committee. Such employment agreement provides that in the event of a termination of employment without cause by PRG or for Good Reason (defined below) by Mr. Gilleland, Mr. Gilleland shall be entitled to receive from PRG, during the Severance Period (defined below), an annual payment equal to 175% of the amount of Mr. Gilleland's then current annual salary, to be paid in bi-weekly installments, plus a payment for accrued but unpaid wages, expense reimbursements and a prorated annual bonus equal to 145% of the amount calculated by dividing Mr. Gilleland s annual base salary at the date of termination by twelve and multiplying the result by the number of months in the year of such termination that began or ended prior to the date of such termination. Under Mr. Gilleland s employment agreement, the term Severance Period means (i) if Mr. Gilleland s employment is terminated at or prior to the end of the initial three year term, (including by failure of the Company to renew the agreement at the end of the initial term), a period equal to the greater of (x) two full years beginning on the date of termination and (y) the then remaining portion of the initial term and (ii) if Mr. Gilleland s employment is terminated after the end of the initial term and prior to the end of the then-current renewal term (including by failure of the Company to renew the agreement at the end of the renewal term), a period equal to one full year beginning on the date of termination. Good Reason is defined in the employment agreement as a material diminution of Mr. Gilleland's responsibilities or duties, a reduction in Mr. Gilleland's base salary or minimum annual bonus of at least 75% of base salary, or annual bonus or long-term incentive compensation opportunity, a change of control, failure of the Board of Directors to adopt an Executive Bonus Program by March 31, 1998, failure of PRG to execute and deliver to Mr. Gilleland on or prior to December 21, 1997 an Option Agreement and Registration Rights Agreement, requiring Mr. Gilleland to move his principal place of business from the current location in Westlake Village, California or such other location as Mr. Gilleland should agree to in writing, or a material breach by PRG of the employment agreement which is not cured promptly after written notice to PRG from Mr. Gilleland. In addition, if PRG achieves target performance objectives for the entire year in which such termination occurs that would have entitled Mr. Gilleland to receive an annual bonus for such year calculated at a percent greater than 145% of base salary, Mr. Gilleland shall be entitled to an additional amount equal to (a) such larger bonus amount divided by twelve and multiplied by the number of months in the year of such termination that began or ended prior to the date of such termination minus (b) the amount previously paid upon
termination.   The employment agreement contains a covenant-not-to-
compete with PRG during the term of the employment agreement.
However, the agreement does provide that Mr. Gilleland may own less than 5% of the common stock of any publicly traded corporation or other Person conducting business in the Designated Industry (defined as a business organization in engaging in any business activities that are substantially and directly competitive with the business activities then conducted by PRG), serve as an officer, director, stockholder or employee of a corporation or other Person engaged in the healthcare industry whose business operations are not substantially and directly competitive with those of PRG, serve on the board of directors of any business or corporation on which he served as of the date of the employment agreement, continue his current consulting arrangements with STERIS Corporation, and Clayton, Dubilier & Rice, Inc. or any of their respective subsidiaries or affiliates, and engage in any activities in connection with such arrangements.

In addition to base salary, Mr. Gilleland through his employment agreement is eligible for a fixed bonus of $54,000 for 1997 and a bonus in an amount equal to at least $630,000 minus his base salary for all years thereafter. Mr. Gilleland shall have the opportunity to receive a bonus based on the financial performance objectives of the Company. This bonus is to range between 145% and 215% of Mr. Gilleland s base salary. Mr. Gilleland was granted an option to purchase 1,500,000 shares of PRG Common Stock with the per share exercise price being the closing sale price for PRG stock on the New York Stock Exchange on the date of the commencement of the employment agreement. The options were fully vested and exercisable upon grant.

His agreement began in December 1997 and is for a term of three years, automatically renewed thereafter for successive one year terms unless either party gives 90 days notice of termination.

Mr. Bond has entered into an employment agreement with PRG providing for a base salary of $155,000 per annum or as increased from time to time by the Board of Directors. Such employment agreement provides that in the event of a termination of employment by PRG other than (i) for cause, (ii) upon death or disability or (iii) upon notice 60 days prior to an automatic renewal date occurring after five years from the date of first employment, Mr. Bond shall be entitled to receive from PRG a payment equal to the amount of Mr. Bond's then current annual salary, to be paid in twelve monthly installments, plus a payment for accrued but unpaid wages and expense reimbursements. Mr. Bond's employment agreement provides that in the event Mr. Bond's employment terminates within twelve months following a change in control (as defined in such employment agreement) of PRG, PRG shall pay Mr. Bond
2.99 times Mr. Bond's (i) base salary, (ii) maximum potential bonus and (iii) certain other compensation, with certain adjustments. The employment agreement provides that PRG will pay an amount necessary to reimburse Mr. Bond, on an after tax basis, for any excise tax due under Section 4999 of the Code, as a result of such payment being treated as a "parachute payment" under Section 280G of the Code. The employment agreement contains a covenant-not-to-compete with PRG for a period of two years following termination of employment. However, the agreement does provide that Mr. Bond may devote up to ten percent (10%) of his professional time or two (2) days per month to a consulting business independent from PRG.

In addition to base salary, Mr. Bond, through an amendment to his employment agreement effective March 5, 1998, is eligible for an annual bonus based on performance objectives to be determined by the board of directors on an annual basis. Mr. Bond shall have a target bonus opportunity of fifty percent (50%) of his salary range midpoint for each calendar year during the term of his employment if the Company attains specified budgeted financial performance objectives for such year, and an over achievement bonus opportunity of five percent (5%) of target bonus for each one percent (1%) the Company exceeds such specified budgeted financial performance objectives. In connection with entry into his employment agreement, Mr. Bond was granted an option to purchase 95,000 shares of PRG Common Stock with the per share exercise price being the closing sale price for PRG stock on the New York Stock Exchange on the date of the commencement of the employment agreement. The options vest over a five (5) year period from the commencement of the employment agreement; however, the options are immediately exercisable upon a Change in Control. The term of Mr. Bond s agreement began in October 1995 and is for a term of five years, automatically renewed thereafter for successive one year terms unless either party gives 60 days prior notice of termination.

Mr. D'Amico has entered into an employment agreement with PRG providing for a base salary of $120,000 per annum or as increased from time to time by the Board of Directors. Such employment agreement provides that in the event of a termination of employment by PRG other than (i) for cause or (ii) upon death or disability, Mr. D'Amico shall be entitled to receive from PRG a payment equal to the amount of Mr. D'Amico's then current annual salary, to be paid in twelve monthly installments, plus a payment for accrued but unpaid wages and expense reimbursements. Mr. D'Amico's employment agreement provides that in the event Mr. D Amico's employment terminates within twelve months following a change in control (as defined in such employment agreement) of PRG, PRG shall pay Mr. D'Amico 2.99 times Mr. D'Amico's
(i) base salary, (ii) maximum potential bonus and (iii) certain other compensation, with certain adjustments. The employment agreement provides that PRG will pay an amount necessary to reimburse Mr. D'Amico, on an after tax basis, for any excise tax due under Section 4999 of the Code, as a result of such payment being treated as a "parachute payment" under Section 280G of the Code. The employment agreement contains a covenant-not-to-compete with PRG for a period of two years following termination of employment. However, the agreement does provide that Mr. D'Amico may devote up to ten percent (10%) of his professional time or two (2) days per month to a consulting business independent from PRG.

In addition to base salary, Mr. D Amico, through an amendment to his employment agreement effective March 5, 1998, is eligible for an annual bonus based on performance objectives to be determined by the board of directors on an annual basis. Mr. D Amico shall have a target bonus opportunity of fifty percent (50%) of his salary range midpoint for each calendar year during the term of his employment if the Company attains specified budgeted financial performance objectives for such year, and an over achievement bonus opportunity of five percent (5%) of target bonus for each one percent (1%) the Company exceeds such specified budgeted financial performance objectives. In connection with his employment by the Company in 1995, Mr. D'Amico was granted an option to purchase 70,000 shares of PRG Common Stock with the per share exercise price for 3,750 of such shares being $5.00 per share and the per share exercise price for the remaining 66,250 of such shares being the initial public offering price for the Company's Common Stock. The options vest over a five
(5) year period from the commencement of the employment agreement; however, the options are immediately exercisable upon a Change in Control. His agreement began in April 1995 and is for a term of five years, automatically renewed thereafter for successive one year terms unless either party gives 30 days notice of termination.

Mr. Kingston entered into an employment agreement with PRG providing for a base salary of $100,000 per annum or as increased from time to time by the Board of Directors. Such employment agreement provided that in the event of a termination of employment by PRG other than (i) for cause or (ii) upon death or disability, Mr. Kingston would be entitled to receive from PRG a payment equal to the amount of Mr. Kingston's then current annual salary, to be paid in twelve monthly installments, plus a payment for accrued but unpaid wages and expense reimbursements. Mr. Kingston's employment agreement provided that in the event Mr. Kingston's employment terminated within twelve months following a change in control (as defined in such employment agreement) of PRG, PRG would pay Mr. Kingston 2.99 times Mr. Kingston's (i) base salary, (ii) maximum potential bonus and (iii) certain other compensation, with certain adjustments. The employment agreement provides that PRG will pay an amount necessary to reimburse Mr. Kingston, on an after tax basis, for any excise tax due under
Section 4999 of the Code, as a result of such payment being treated as a "parachute payment" under Section 280G of the Code. The employment agreement contains a covenant-not-to-compete with PRG for a period of
two years following termination of employment.    However, the
agreement did provide that Mr. Kingston may devote up to ten percent (10%) of his professional time or two (2) days per month to a consulting business independent from PRG.

In addition to base salary, Mr. Kingston through his employment agreement was eligible for an annual bonus based on earnings per share growth. Bonuses were capped at 50% of base salary. Under the Employment Agreement, an option to purchase 75,000 shares of Common Stock at a purchase price of $13.00 per share was granted to Mr. Kingston. Such options vested over a five (5) year period but were immediately exercisable upon a Change in Control. His agreement began in April 1995 and was for an initial term of five years.

Mr. Kingston resigned from his position with the Company effective March 13, 1998 and received no severance pay from the Company. Any stock options granted to Mr. Kingston have or will expire in accordance with the terms of the Stock Option Plan.

Mr. Moore entered into an employment agreement with PRG providing for a base salary of $215,000 per annum or as increased from time to time by the Board of Directors. Such employment agreement provided that in the event of a termination of employment by PRG other than (i) for cause, (ii) upon death or disability or (iii) upon notice 30 days prior to an automatic renewal date occurring after five years from the date of first employment, Mr. Moore would be entitled to receive from PRG a payment equal to the amount of Mr. Moore's then current annual salary, to be paid in twelve monthly installments, plus a payment for accrued but unpaid wages and expense reimbursements. Mr. Moore's employment agreement provided that in the event Mr. Moore's employment terminated within twelve months following a change in control (as defined in such employment agreement) of PRG, PRG would pay Mr. Moore
2.99 times Mr. Moore's (i) base salary, (ii) maximum potential bonus and (iii) certain other compensation, with certain adjustments. The employment agreement provided that PRG would pay an amount necessary to reimburse Mr. Moore, on an after tax basis, for any excise tax due under Section 4999 of the Code, as a result of such payment being treated as a "parachute payment" under Section 280G of the Code. The employment agreement contained a covenant-not-to-compete with PRG for a period of two years following termination of employment. The agreement provided that Mr. Moore could devote up to ten percent (10%) of his professional time or two (2) days per month to a consulting business independent from PRG.

In addition to base salary, Mr. Moore through his employment agreement was eligible for an annual bonus based on earnings per share growth. Bonuses are capped at 50% of base salary. His agreement began in April 1995 and was for a term of five years.

Mr. Moore entered into a new employment agreement effective February 21, 1997, which contained the same terms and conditions as the employment agreement described above except that it was for a term of three (3) years from the commencement date of the agreement, annual base salary is $315,000, there was no provision for reimbursement of excise tax, the bonus calculation was subject to a new formula and 100,000 options vesting 20% over a five (5) year period at an exercise price of $15.25 were granted to Mr. Moore as consideration for entering into the agreement.

Mr. Moore's employment with the Company was terminated December 17, 1997. The Company will continue to fulfill its obligations to Mr. Moore in accordance with the terms of his employment agreement.

Mr. Owen entered into an employment agreement with PRG providing for a base salary of $180,000 per annum or as increased from time to time by the Board of Directors. Such employment agreement provided that in the event of a termination of employment by PRG other than (i) for cause, (ii) upon death or disability or (iii) upon notice 30 days prior to an automatic renewal date occurring after five years from the date of first employment, Mr. Owen would be entitled to receive from PRG a payment equal to the amount of Mr. Owen's then current annual salary, to be paid in twelve monthly installments, plus a payment for accrued but unpaid wages and expense reimbursements. Mr. Owen's employment agreement provided that in the event Mr. Owen's employment terminated within twelve months following a change in control (as defined in such employment agreement) of PRG, PRG would pay Mr. Owen
2.99 times Mr. Owen's (i) base salary, (ii) maximum potential bonus and (iii) certain other compensation, with certain adjustments. The employment agreement provided that PRG would pay an amount necessary to reimburse Mr. Owen, on an after tax basis, for any excise tax due under Section 4999 of the Code, as a result of such payment being treated as a "parachute payment" under Section 280G of the Code. The employment agreement contained a covenant-not-to-compete with PRG for a period of two years following termination of employment. However, the agreement did provide that Mr. Owen could devote up to ten percent (10%) of his professional time or two (2) days per month to a consulting business independent from PRG.

In addition to base salary, Mr. Owen through his employment agreement was eligible for an annual bonus based on earnings per share growth. Bonuses are capped at 50% of base salary. Under the Employment Agreement, an option to purchase 75,000 shares of Common Stock at a purchase price of $13.00 per share was granted to Mr. Owen. Such options were to vest over a five (5) year period; however, the options were immediately exercisable upon a Change in Control. Mr. Owen's initial agreement began in April 1995 and was for a term of five years, automatically renewed thereafter for successive one year terms unless either party gave 30 days notice of termination.

Mr. Owen entered into a new employment agreement effective February 21, 1997, which contained the same terms and conditions as the employment agreement described above except that it would be for a term of two (2) years from the commencement date of the agreement, annual base salary was $250,000, there was no provision for reimbursement of excise tax, the bonus calculation is subject to a new formula and 66,940 options vesting 20% over a five (5) year period at an exercise price of $15.25 were granted to Mr. Owen as consideration for entering into the agreement.

On October 31, 1997, Mr. Owen resigned from his position with the Company. Mr. Owen received approximately $125,000 in severance pay from the Company. Any stock options granted to Mr. Owen have or will expire in accordance with the terms of the Stock Option Plan.

Mr. Real entered into an employment agreement with PRG providing for a base salary of $170,000 per annum. Such employment agreement provided that in the event the employment agreement was terminated without cause during the one year term or for six months thereafter, Mr. Real would be entitled to base pay from the date of notice of termination for the greater of (i) six months or (ii) the lesser of (a) twelve months or (b) the number of months remaining during a period beginning with April 1, 1997 and ending 24 months thereafter. The employment agreement contained a covenant-not-to-compete with PRG for a period of one year following termination of employment.

In addition to base salary, Mr. Real was entitled to participate in a bonus program based on performance criteria to be established by the Chief Executive Officer and the Board of Directors. Mr. Real was granted an option to purchase 50,000 shares of PRG Common Stock with the per share exercise price being the closing sale price for PRG stock on the New York Stock Exchange on the date of the commencement of the employment agreement. The options were to vest over a five (5) year period from the commencement of the employment agreement; however, the options were to be immediately exercisable upon a Change in Control. His agreement began in April 1997 and was for a term of one year and could be terminated upon 90 days written notice by either party.

On December 31, 1997, Mr. Real resigned from his position with the Company. Mr. Real received no severance pay from the Company. Any stock options granted to Mr. Real have or will expire in accordance with the terms of the Stock Option Plan.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
          ---------------------------------------------------

          The following table sets forth information with respect to beneficial ownership of Common Stock as of April 6, 1998 by (i) all persons known to PRG to be the beneficial owner of 5% or more of the Common Stock, (ii) each director of PRG, (iii) each of the Chief Executive Officer and the four highest paid executive officers other than the Chief Executive Officer (the "Named Executive Officers"); and
(iv) all PRG directors and executive officers as a group. This table does not include shares of Common Stock that may be purchased pursuant to options not exercisable within 60 days of April 6, 1998. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.

                              Amount and
                              Nature
Name of Beneficial Owner or   of Beneficial       Percent
Number of Persons in Group    Ownership           of Class
--------------------------    -------------       --------
David Meyer, M.D..........    1,884,749(1)        6.33%
Alpert Companies..........    2,165,400           7.23%
Alan C. Baum, M.D.........    195,170 (2)         *
Lucius E. Burch, III......    8,320 (3)           *
Richard A. Gilleland......    1,539,100 (4)       5.12%
Ronald L. Stanfa..........    39,500(5)           *
Richard J. D'Amico........    108,667(3)          *
Jonathan R. Bond..........    36,834(6)           *
Peter Dorflinger..........    76,667(3)           *
Pamela Westbrook..........    33,334(3)           *

All directors and executive   2,037,592           6.84%
officers as a group
(8 persons)

_______________

* Less than 1%.

(1) Includes 62,877 shares held by a general partnership in which Dr. Meyer is a partner and 7,500 shares which may be purchased upon the exercise of options exercisable within 60 days of April 6, 1998. Dr. Meyer's address is 813 Ridge Lake Blvd., Suite 400, Memphis, Tennessee 38120.

(2) Includes 14,192 shares held by an affiliated general partnership in which Dr. Baum is a general partner and 2,500 shares which may be purchased upon the exercise of options exercisable within 60 days of April 6, 1998.

(3) Consists entirely of shares which may be purchased upon the exercise of options exercisable within 60 days of April 6, 1998.

(4) Includes 21,600 shares held by a general partnership of which Mr. Gilleland has control and 1,517,500 shares which may be purchased upon the exercise of options exercisable within 60 days of April 6, 1998.

(5) Includes 12,500 shares which may be purchased upon the exercise of options exercisable within 60 days of April 6, 1998.

(6) Includes 33,334 shares which may be purchased upon the exercise of options exercisable within 60 days of April 6, 1998.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

Real Estate Transactions
------------------------

     On June 28, 1995, PRG became the lessee under a variety of leases. PRG assumed an office lease for which a partnership, in which Bruce E. Herron, M.D. is a partner, is the lessor; the annual expenditures under the lease were approximately $171,000. PRG assumed one office lease for which James E. McDonald, II, M.D. is the lessor; the aggregate annual expenditures under the lease were approximately $170,500. PRG assumed five office leases for which various partnerships, in which P. Harold Wallar, M.D. is a partner, are the lessors; the aggregate annual expenditures under these leases were approximately $591,800. PRG assumed four office leases for which a partnership, in which Kenneth C. Westfield, M.D. is a partner, is the lessor; the aggregate annual expenditures under these leases were approximately $24,900.

Certain Indebtedness
--------------------

     In July, 1997, the Company loaned $500,000 at an interest rate of 8% to Dr. Kenneth Westfield to provide funds to Dr. Westfield to purchase the practice of a retiring physician practicing in his market (also a PRG affiliate). The loan is repayable in two equal installments of $250,000 in January and July of 1998. The January payment has not been made.

     In November, 1997, the Company replaced its $90,000,000 revolving credit facility with a $14,000,000 revolving credit facility. As of December 31, 1997, outstanding borrowings under the facility were $12,248,000. The amended facility requires the balance outstanding to be paid down to $9,500,000 by September 30, 1998, with the remainder to be paid on December 31, 1998. The facility bears interest at LIBOR plus 2.5% (8.5% at December 31, 1997), with such interest being repayable, in its entirety, on December 31, 1998. The amended facility is guaranteed by Mr. Burch and Dr. Meyer.

Service Agreements
------------------

     PRG is a party to certain Service Agreements with affiliated practices in which certain directors have an ownership interest. Service fees accrued to PRG in 1997 by such affiliated practices in which certain directors have an ownership interest were as follows:
Alan C. Baum, M.D. (TEI & Assoc.) $1,652,110; Charles D. Fritch, M.D. (Fritch Eye Care Center) $227,609; Bruce E. Herron, M.D. (Eye Clinic, P.C.) $809,300; James E. McDonald, M.D. (McDonald Eye Associates, P.A.) $136,345; Joseph C. Noreika, M.D. (TPZ, Inc.) $129,393; David M. Schneider, M.D. (David M. Schneider, M.D., Inc.) $568,184; P. Harold Wallar, M.D. (Inland Eye Institute Medical Group, Inc.) $98,395; Kenneth C. Westfield, M.D. (Westfield Eye Center) $(43,595); David Meyer, M.D. (Vitreoretinal Foundation) $1,609,048; James W. Rayner, M.D. (Rayner Eye Clinic) $921,531; and Joe E. Ellis, O.D. (Primary Eye Care, P.S.C.) $9,675.

     During the course of the Company's 1997 review of its due from affiliates balance, approximately $1,584,000, $468,000 and $242,000 of receivables due in connection with the payment of service fees from the practices of Drs. Meyer, Schneider and Noreika, respectively, were re-evaluated and subsequently reserved or written off.

                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PHYSICIANS RESOURCE GROUP, INC.



April 30, 1998                By:  /s/ Peter Dorflinger
                                   --------------------------
                                   Peter Dorflinger
                                   President, Chief Operating
                                   Officer
                                   Acting Principal Financial and
                                   Accounting Officer