Form 10-Q
period 1998-03-31
PHYSICIANS RESOURCE GROUP INC
filed 1998-05-15
CIK 944402

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period ended March 31, 1998
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to _________

                          Commission File No. 1-13778

                        PHYSICIANS RESOURCE GROUP, INC.
            (Exact name of registrant as specified in its charter)

          Delaware                                        76-0456864
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


     Three Lincoln Centre, 5430 LBJ Freeway, Suite 1540, Dallas, TX  75240
       (Address of principal executive office)               (Zip Code)

      Registrant's telephone number, including area code:  (972) 982-8200

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes     X    No
                                   -----       -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                 CLASS                         OUTSTANDING AT MAY 8, 1998
      ----------------------------             --------------------------
      Common Stock, $.01 par value                   29,927,313 shares

               PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

            FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


                                     INDEX

PART I.        FINANCIAL INFORMATION
               ---------------------

                                                                            PAGE
                                                                            ----

Item 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          Balance Sheets as of March 31, 1998 (unaudited) and
          December 31, 1997....................................................1

          Statements of Operations for the three months
          ended March 31, 1998 and March 31, 1997 (unaudited)..................2

          Statements of Cash Flows for the three months
          ended March 31, 1998 and March 31, 1997 (unaudited)..................3

          Condensed Notes to Financial Statements..............................4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..................................8

PART II.       OTHER INFORMATION
               -----------------

Item 1.   Legal Proceedings...................................................10

Item 6.   Exhibits and Reports on Form 8-K....................................12

SIGNATURES....................................................................19
----------

Exhibit 11.1..................................................................20

Exhibit 27....................................................................21

               PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                         MARCH 31,               DECEMBER 31,
                                     ASSETS                                                1998                      1997
                                     ------                                              ---------               ------------
                                                                                        (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                               $ 16,942                 $ 15,056
  Accounts receivable, net                                                                  31,575                   29,517
  Income tax receivable                                                                      4,293                    6,682
  Due from affiliates, net                                                                  47,102                   41,187
  Pharmaceuticals and supplies                                                               5,761                    5,719
  Prepaid expenses and other                                                                 2,399                    3,328
  Assets held for disposition, net                                                          10,473                   10,473
  Deferred taxes                                                                             4,801                    4,801
                                                                                          --------                 --------
     Total current assets                                                                  123,346                  116,763

PROPERTY AND EQUIPMENT, net                                                                 56,503                   57,989
INTANGIBLE ASSETS, net                                                                     346,951                  350,538
OTHER NONCURRENT ASSETS, net                                                                 8,291                    8,696
                                                                                          --------                 --------
     Total assets                                                                         $535,091                 $533,986
                                                                                          ========                 ========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

CURRENT LIABILITIES:
  Current portion of obligations to affiliates                                            $  4,610                 $  5,093
  Current portion of long-term debt                                                         15,073                   15,631
  Accounts payable and accrued expenses                                                     25,922                   23,779
                                                                                          --------                 --------
     Total current liabilities                                                              45,605                   44,503

LONG-TERM DEBT, net of current portion                                                     126,013                  126,343
OBLIGATIONS TO AFFILIATES, net of current portion                                           21,250                   21,559
DEFERRED TAXES                                                                              71,212                   71,212
OTHER LONG-TERM LIABILITIES                                                                  3,125                    2,904
                                                                                          --------                 --------
     Total liabilities                                                                     267,205                  266,521
                                                                                          --------                 --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000,000 shares authorized,
     29,927,000 outstanding in 1998 and 1997                                                   299                      299
  Preferred stock, $.01 par value, 10,000,000 shares authorized, 200,000
   shares outstanding in 1998 and 1997                                                           2                        2
  Additional paid-in capital                                                               300,016                  299,974
  Treasury stock, at cost, 227,000 shares in 1998 and 1997                                  (3,183)                  (3,183)
  Retained deficit                                                                         (27,023)                 (27,402)
  Note receivable from preferred stock sale                                                 (2,225)                  (2,225)
                                                                                          --------                 --------
     Total stockholders' equity                                                            267,886                  267,465
                                                                                          --------                 --------
     Total liabilities and stockholders' equity                                           $535,091                 $533,986
                                                                                          ========                 ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

               PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                                     THREE MONTHS
                                                                                                    ENDED MARCH 31,
                                                                                              ---------------------------
                                                                                                1998               1997
                                                                                              --------           --------
                                                                                                      (UNAUDITED)

REVENUES:
     Management services                                                                      $ 63,383            $63,162
     Medical services and other                                                                 37,897             35,345
                                                                                              --------           --------
     Total revenues                                                                            101,280             98,507
                                                                                              --------           --------


COSTS AND EXPENSES:
     Salaries, wages and benefits                                                               49,589             49,001
     Pharmaceuticals and supplies                                                               14,547             11,875
     General and administrative                                                                 26,558             22,020
     Depreciation and amortization                                                               6,690              5,637
     Interest expense, net                                                                       2,922              2,107
     Patent litigation defense costs                                                                82                507
                                                                                              --------           --------
     Total costs and expenses                                                                  100,388             91,147
                                                                                              --------           --------

INCOME BEFORE INCOME TAXES                                                                         892              7,360
PROVISION FOR INCOME TAXES                                                                         513              2,674
                                                                                              --------           --------
NET INCOME                                                                                    $    379           $  4,686
                                                                                              ========           ========

NET INCOME PER BASIC SHARE                                                                    $    .01           $    .16
                                                                                              ========           ========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
     USED IN BASIC SHARE CALCULATION                                                            29,782             29,880
                                                                                              ========           ========

NET INCOME PER DILUTED SHARE                                                                  $    .01           $    .16
                                                                                              ========           ========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
     USED IN DILUTED SHARE CALCULATION                                                          30,097             30,192
                                                                                              ========           ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

               PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)

                                                                                                  THREE MONTHS
                                                                                                 ENDED MARCH 31,
                                                                                           ---------------------------
                                                                                             1998               1997
                                                                                           --------           --------
                                                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income..........................................................................      $    379           $  4,686
 Adjustments to reconcile net income to net cash used in operating activities--
  Depreciation and amortization......................................................         6,690              5,637
  Changes in assets and liabilities, net of effects of acquisitions--
    Accounts payable and accrued expenses............................................         2,364              1,172
    Receivables, net and due from affiliates.........................................        (5,584)            (6,497)
    Pharmaceuticals and supplies.....................................................           (42)               126
    Prepaid expenses and other.......................................................         1,265             (2,106)
                                                                                           --------           --------
     Net cash provided by operating activities.......................................         5,072              3,018
                                                                                           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of clinic operating assets, net of cash acquired..........................           ---             (1,858)
 Additions to property and equipment, net of effects of acquisitions..............           (1,506)            (2,118)
                                                                                           --------           --------
     Net cash used in investing activities...........................................        (1,506)            (3,976)
                                                                                           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on long-term debt..........................................................          (888)              (701)
 Net repayments on obligations to affiliates.........................................          (792)            (4,563)
 Proceeds from exercise of stock options.............................................           ---                209
                                                                                           --------           --------
     Net cash used in financing activities...........................................        (1,680)            (5,055)
                                                                                           --------           --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.................................         1,886             (6,013)
CASH AND CASH EQUIVALENTS, beginning of period.......................................        15,056             53,418
                                                                                           --------           --------
CASH AND CASH EQUIVALENTS, end of period.............................................      $ 16,942           $ 47,405
                                                                                           ========           ========


SUPPLEMENTAL INFORMATION:
     NONCASH TRANSACTIONS:
     Sale of practice and related ASC in exchange for PRG common stock...............      $    ---           $  2,500
                                                                                           ========           ========




 The accompanying notes are an integral part of these condensed consolidated financial statements.

               PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   BASIS OF PRESENTATION

     The interim condensed consolidated financial statements of Physicians Resource Group, Inc. and subsidiaries ("PRG" or the "Company") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly the Company's results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

2.   CURRENT OPERATING ENVIRONMENT

     During the course of late 1996 and early 1997, the Company experienced significant growth in the number of practices it was affiliated with, particularly in connection with the acquisition of EyeCorp, Inc. ("EyeCorp"), American Ophthalmic Incorporated ("AOI") and EquiMed, Inc. ("EquiMed"). This growth created substantial integration challenges for PRG relative to its operating infrastructure, as well as to its financial systems and cash management systems, especially transaction activity between the individual practices and corporate accounting. Concurrently with these substantial integration efforts, PRG experienced a significant stock price decline, which caused the Company to convert its acquisition program from a stock based to a cash and note based model and to reduce the size of the overall program. Also, during the course of 1997, litigation relating to the EquiMed acquisition, patent litigation relating to refractive procedures at certain of the Company's affiliated practices and various disputes with certain of the affiliated practices created further demands on corporate resources. Operating income also began to decline. Cash decreased during 1997 as a result of these events and an increase in the Company's due from affiliates balance.

     In response to these events, the Company, during the latter half of 1997 and early 1998, re-evaluated its strategic position and initiated (1) a review of its affiliated practice relationships in light of available resources, market penetration, and geographic coverage and (2) a comprehensive review of its due from affiliates balances. These reviews resulted in a decision by the Company to begin termination of its affiliations with approximately 44 eye care practices and a conclusion that certain portions of its due from affiliates balance might not be realized. This decision and conclusion resulted in the Company incurring combined pre-tax charges of $76,706,000 during the third and fourth quarters of 1997, and an overall net loss to the Company for the year of $41,323,000. These charges and losses also caused loan covenant violations in the Company's $90,000,000 credit facility, which resulted in cancellation of the facility and establishment of a smaller $14,000,000 facility.

     In March of 1998, management and the board of directors of the Company began pursuing a plan that would significantly restructure the Company by, among other things, (1) lowering the service fees charged to the affiliated practices;
(2) reducing the level of services provided to the practices; (3) shortening the term of the service agreements significantly; (4) allowing the affiliated physicians to repurchase, for cash, the tangible assets and re-employ the practice personnel; and (5) accelerating the payment by the affiliated physicians/practices of their amounts owed to the Company. This plan is subject to acceptance by the affiliated physicians, as well as to shareholder approval. If accepted and approved, management of the Company believes the plan would significantly reduce the administrative and accounting burden on the Company and generate additional cash. No assurance can be provided that the Company will be successful in gaining physician acceptance and shareholder approval, and if such acceptance and approval are obtained, that the resultant plan will be successful.

               PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

      Management of the Company believes that whether a restructuring plan is consummated or not, the Company's existing cash balances, current cash flow from operations and cash to be generated from practice disassociations or other asset dispositions, will be sufficient to allow the Company to meet its obligations as they become due and to remain in compliance with its debt agreement for the remainder of 1998 and the first quarter of 1999.

3.   REVENUE RECOGNITION AND RECEIVABLES

     The Company manages its relationship with certain affiliated ophthalmic and optometric practices under various types of service and management agreements. The management service revenues earned under these agreements are based on several different types of arrangements, including percentages of the medical service revenues or earnings, flat fees and reimbursement of clinic expenses and are presented as management service revenues on the accompanying consolidated statements of operations.

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

     In the latter half of 1997 and early 1998, the Company conducted an in-depth review of its due from affiliates balances, which resulted in certain procedural changes relating to account collection and an increase in the allowance related to these receivables to $11,322,000 as of December 31, 1997 and March 31, 1998. The Company's analysis process has been completed, but collection efforts and discussions with physicians are ongoing. Management believes the allowances provided to date are adequate to provide for any amounts that are not realizable. However, there can be no assurances that additional allowances will not be recorded in the future.

     As discussed in Note 4, the Company also recorded certain allowances during 1997 relative to anticipated losses and dispositions of the assets of certain practices with which the Company plans to terminate its affiliation. The due from affiliates balances relating to the practices targeted for disassociation of $11,291,000 has been reclassified to "Assets held for disposition" in the accompanying balance sheet as of December 31, 1997 and March 31, 1998.

4.   ASSETS HELD FOR DISPOSITION

     As discussed in Note 2, during the latter half of 1997 and early 1998, the Company made a decision to terminate its affiliation with approximately 44 eye care practices through either sale or disposition, or, with respect to certain smaller optometry practices, significant restructuring of their agreements. In connection therewith, pre-tax allowances of approximately $65,384,000 have been provided for losses to be incurred in this process. The Company anticipates the sale and disposition process to be completed during 1998 and has reclassified the net assets of these practices, including the related intangible assets, into "Assets held for disposition" on the accompanying consolidated balance sheets as of March 31, 1998 and December 31, 1997, net of such allowances.

     The following is a table which reflects the carrying value of the assets and liabilities reclassified into "Assets held for disposition" as of March 31, 1998:

               PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES


                        DESCRIPTION                             MARCH 31, 1998
                        -----------                             --------------
                                                                    (000'S)
                                                                --------------

Current assets.............................................         $ 17,460
Property and equipment.....................................           10,919
Intangible and other non-current assets....................           52,472
Liabilities assumed........................................           (4,994)
                                                                --------------
  Net assets held for disposition..........................           75,857
Less - Asset valuation allowances..........................          (65,384)
                                                                --------------
  Assets held for disposition..............................         $ 10,473
                                                                ==============

5.   CREDIT FACILITY

     On April 30, 1998, in response to the loan covenant violations under the Company's $90,000,000 credit facility discussed in Note 2, the Company established a smaller $14,000,000 credit facility with NationsBank, of which $12,248,000 had been borrowed as of March 31, 1998. The credit facility is secured by a security interest in all service agreements, accounts receivable and general intangibles and matures on or prior to December 31, 1998. Interest rates on borrowings are LIBOR plus 2.5%.

     The Company's near term working capital needs are expected to be met through, (1) its $14 million credit facility, (2) collections of affiliates receivables, and (3) the timely collection of future management fees.


6.   INTANGIBLE ASSETS

     Intangible assets consist of the value of the non-physician employee workforce, goodwill associated with ASC acquisitions, and management service agreements. All intangibles are amortized over varying periods on a straight line basis. Workforce intangibles are amortized over seven years. Amounts paid for ASC acquisitions in excess of the net assets acquired are treated as goodwill and are amortized over 40 years. Effective January 1, 1998, the Company reduced its maximum period of amortization from 40 years to 25 years as the useful life for amortization of its management service agreements. This change in accounting estimate was made to reflect a more conservative amortization period for management service agreement intangibles and to address concerns expressed by certain financial regulatory authoritative organizations regarding the use of amortization periods in excess of 25 years on a prospective basis. During the first quarter of 1998, additional amortization of approximately $900,000 was recognized.

7.   COMMITMENTS AND CONTINGENCIES

     The Company and certain of its officers and directors have been named in six class action lawsuits, all pending in the U.S. District Court for the Northern District of Texas. These class action lawsuits make various allegations of violation of the federal securities laws (specifically Sections 10 and 20 of the Securities Exchange Act of 1934) including, misrepresentations and omissions of material facts in connection with purchases and sales of the Company's securities. Damages are claimed but unspecified as to the amount. The Company has filed a motion requesting consolidation of these six lawsuits into one action and intends to vigorously defend against the various claims alleged.

     During 1996, the Company acquired a practice that is a party to litigation regarding alleged infringement of three patents related to certain refractive surgical procedures. The practice believes that its procedure does not infringe the patented procedures. PRG is assisting in the defense of this litigation due to the potential impact on certain other practices. The Company has incurred $3,165,000 of legal expense related to this litigation through March 31, 1998 and expects to incur additional costs associated with this litigation throughout 1998, but has not agreed to be responsible for any damage amounts that might be awarded against the practices. Management of the Company

               PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

believes that while the outcome of this litigation will not have a material impact on its financial condition or results of operations, the legal costs associated with this litigation to date have had a material impact on the Company's results of operations in 1997 and may continue to have a material impact during 1998.

     On May 15, 1997, EquiMed initiated arbitration proceedings against the Company and a wholly-owned subsidiary of the Company before the American Arbitration Association, Philadelphia, Pennsylvania. EquiMed alleged breach of contract, fraud, trespass, and conversion based principally on the alleged failure of the Company to cooperate with EquiMed in completing follow on acquisitions that could have resulted in the payment of additional consideration to EquiMed, and the alleged failure by the Company to provide EquiMed with access to EquiMed's accounting records. EquiMed has asserted entitlement to damages in excess of $30,000,000 plus punitive damages, costs and attorneys' fees. PRG intends to vigorously defend such claims and has asserted a counterclaim against EquiMed for damages in excess of $45,000,000.

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

     During the course of 1997, one of the affiliated practices acquired in the AOI transaction brought suit against the Company alleging breach of a promissory note of approximately $6,000,000. The Company is vigorously defending this action and has asserted a number of affirmative defenses, including illegality, mutual mistake and scrivener's error.

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

8.   NEW ACCOUNTING PRONOUNCEMENTS

     SFAS No. 130, "Reporting Comprehensive Income", established standards for the reporting and disclosure of total non-owner changes in stockholders' equity, which is defined as net income, plus direct adjustments to stockholders' equity, such as equity and cash investment adjustments and pension liability adjustments. This statement is effective for periods beginning after December 15, 1997 and has had no impact on the Company's financial statements, as no comprehensive income items are reflected in the financial results.

               PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  General

     PRG began operations in 1995 and is a provider of physician practice management services to ophthalmic and optometric practices and one of the nation's largest single-specialty physician practice management companies. PRG develops integrated eye care delivery systems through affiliations with locally prominent eye care practices in selected geographic markets across the United States. PRG acquires the operating assets of these practices and develops the practices into comprehensive eye care networks by providing management expertise, marketing, information systems, capital resources and ancillary services such as ASCs and optical dispensaries. As of May 8, 1998, PRG was affiliated with 130 eye care practices that were staffed with 407 ophthalmologists and 185 optometrists at 347 locations in 22 states, and owned or operated 48 ASCs, 167 optical dispensaries and 23 excimer lasers. As discussed further below, PRG is in the process of terminating its affiliation with 44 of its practices, 18 of which had been terminated as of May 8, 1998.

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

     As more fully discussed in Note 2 of Condensed Notes to Consolidated Financial Statements, PRG initiated, during the latter half of 1997, a strategic review of its assets, operations and available resources. As a result of such review, the Company decided, during the third quarter of 1997, to begin the process of terminating its affiliations with approximately 13 practices and to sell and/or dispose of certain of the assets and liabilities associated therewith. In connection with such process, the Company recorded pre-tax charges of approximately $27,750,000 as of September 30, 1997 in anticipation of losses to be incurred in such sales and dispositions. Late in the fourth quarter of 1997 and early 1998, in conjunction with a change of executive management, the Company identified an additional 24 practice affiliations to be terminated. PRG has recorded additional pre-tax charges of approximately $37,634,000 with respect

               PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

to (1) the anticipated future dispositions of these practice assets and liabilities, and (2) the anticipated losses on the disposition of 7 smaller optometry practice affiliations effectively terminated in an agreement restructuring process, bringing to approximately $65,384,000 the total of pre-tax charges recorded during 1997 in connection with all the 44 practices to be sold, disposed of or disassociated through restructuring of a service agreement. As of May 8, 1998, this sales/disassociation process is ongoing, with 18 of the 44 practice affiliations targeted for disassociation having effectively ceased revenue generating operations, through either being sold, disposed of or having their service agreements significantly restructured.

     In March of 1998, management and the board of directors of the Company began pursuing a plan that would significantly restructure the Company and that would require physician acceptance and shareholder approval to be successful. No assurance can be provided that the Company will be successful in gaining physician acceptance and shareholder approval and if such acceptance and approval are obtained, that the resultant plan will be successful.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

Revenues

     Total revenues for the three months ended March 31, 1998 increased by $2,773,000, or 3% over the same period in 1997. Management service fees did not change significantly between the two periods while medical service fees increased by 7% over 1997, largely as a result of growth within the practices and acquisitions made after the first quarter of 1997.

Costs and Expenses

     Salaries, wages and benefits increased by $588,000, or 1% over the same period in 1997. As a percent of revenues, costs are down over last year. The decrease as a percentage of revenues is due to the resignation of certain members of senior management in late 1997, coupled with open positions associated with increased employee turnover during the first quarter of 1998.

     Pharmaceuticals and supplies for the three months ended March 31, 1998 have increased by $2,672,000, or 22% over prior year first quarter. As a percent of revenues, expenses are 14% and 12% for the three months ended March 31, 1998 and 1997, respectively. The increase in costs is primarily due to royalties associated with use of new excimer lasers and additional medical service revenues.

     General and administrative expenses for the first quarter of 1998 increased by $4,538,000, or 21% over the first quarter of 1997. As a percent of revenues, general and administrative expenses are up compared to last year. The increase in expenses over the same period last year is largely due to increased facility costs related to expanded operations after the first quarter of 1997, and a significant increase in professional fees including legal, consulting and accounting services.

     Depreciation and amortization expense for the three months ended March 31, 1998 increased by $1,053,000 over the first quarter of 1997. As a percent of revenues, depreciation and amortization expense is 7% for 1998, compared to 6% for the same period last year. The increase in expense is primarily due to the reduction of useful lives for intangible assets associated with management service agreements from 40 years to 25 years prospectively, beginning in January 1998.

     Interest expense, net for the three months ended March 31, 1998, increased over the three months ended March 31, 1997 by $815,000. This increase is attributed to the increase in outstanding debt and the decrease in cash balances for the first quarter of 1998 as compared to the same period in 1997.

               PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

     Patent litigation defense costs through March 31, 1998 have decreased from the same period last year by $425,000, primarily as a result of decreased activity in the Pillar Point litigation as discussed in Part II, "Legal Proceedings".

LIQUIDITY AND CAPITAL RESOURCES

Cash, Working Capital and Debt

     During the three months ended March 31, 1998, the Company continued to implement strategic initiatives begun in 1997, as discussed in Note 2 of the Condensed Notes to the Financial Statements. During this period, PRG made significant cash expenditures for increases in working capital at the practice level, payments on long-term and affiliate debt and capital expenditures. The Company also experienced an increase in affiliate receivables and working capital during the transition to a new treasury management system that was implemented in the latter half of 1997. These expenditures and working capital increases were financed through existing cash balances and cash generated from operations. Accordingly, net cash flow was $1,866,000 for the three months ended March 31, 1998. Cash and working capital balances for March 31, 1998 were $16,942,000 and $77,741,000, respectively.

     On April 30, 1998, the Company established a $14,000,000 credit facility with NationsBank, which is secured by a security interest in all service agreements, accounts receivable and general intangibles and bears interest at the rate of LIBOR plus 2.5%. As of March 31, 1998, $12,248,000 had been borrowed under the predecessor to this credit facility, all of which is due on or before December 31, 1998.

     The Company's near term working capital needs are expected to be met through, (1) its $14 million credit facility, (2) collections of affiliates receivables, and (3) the timely collection of future management fees.

     Certain statements in this Form 10-Q consist of forward-looking statements that involve risks and uncertainties, including the Company's ability to successfully acquire the assets of, service and integrate eye care providers, regulatory developments, the ability to adapt to the managed care environment and other risks detailed from time to time in the reports filed by the Company with the Securities and Exchange Commission, including Form 10-K dated December 31, 1997.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     EquiMed Inc. v. Physicians Resource Group, Inc. and PRG Georgia, Inc. On May 15, 1997, EquiMed, Inc. initiated arbitration proceedings against the Company and a wholly-owned subsidiary of the Company before the American Arbitration Association, Philadelphia, Pennsylvania, alleging breach of contract, fraud, trespass, and conversion based principally on the alleged failure of the Company to cooperate with EquiMed in completing follow on acquisitions that could have resulted in the payment of additional consideration to EquiMed and the alleged failure by the Company to provide EquiMed with access to EquiMed's accounting records. EquiMed has asserted damage claims in excess of $30,000,000 plus punitive damages, costs and attorneys' fees. PRG intends to vigorously defend such claims and has asserted a counterclaim against EquiMed for damages in excess of $45,000,000.

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

               PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

awards that may be awarded against the practice. To the extent that PRG is involved in the action, it intends to vigorously defend such claims.

     The Company and certain of its officers and directors have been sued in six class action suits that are pending in the United States District Court for the Northern District of Texas, Dallas Division. Each suit alleges violations of Sections 10 and 20 of the Securities Exchange Act of 1934, including misrepresentations and omissions of material facts in connection with purchase and sale of the Company's securities. The plaintiffs seek compensatory damages, legal interest and attorneys' fees. The Company has filed a motion requesting that these six lawsuits be consolidated into one action and intends to vigorously defend against the claims alleged in the suits. The suits are styled as follows: (i) Howard Longman, On Behalf of Himself and All Others Similarly Situated vs. Physicians Resource Group, Inc., and Emmett E. Moore (filed on December 18, 1997); (ii) Jeffrey Schiller and Diversified Investment Holdings LP, On Behalf of Themselves and All Others Similarly Situated vs. Physicians Resource Group, Inc., Emmett E. Moore, Richard M. Owen, Richard J. D'Amico and John N. Bingham (filed on December 23, 1997); (iii) Regina Peltz, On Behalf of Herself and All Others Similarly Situated vs. Physicians Resource Group, Inc., and Emmett E. Moore (filed on December 29, 1997); (iv) Bob E. Hall, On Behalf of Himself and All Others Similarly Situated vs. Physicians Resource Group, Inc. and Emmett E. Moore (filed on February 3, 1998); (v) William G. Rutherford, On Behalf of Himself and All Others Similarly Situated vs. Physicians Resource Group, Inc. and Emmett E. Moore, Richard M. Owen, Richard J. D'Amico and John N. Bingham (filed on February 3, 1998); and (vi) City of Philadelphia, by and through its Board of Pensions and Retirement, On Behalf of Itself and All Others Similarly Situated vs. Physicians Resource Group, Inc. and Emmett E. Moore, Richard M. Owen, Richard J. D'Amico and John N. Bingham (filed on February 20,
1998).

     Eye Care Austin, P.A., Tom R. Walter, M.D., Julia B. Sargent, M.D. and Steven J. Dell, M.D. vs. American Ophthalmic, Inc., American Ophthalmic of Texas, Inc. and Physicians Resource Group, Inc., Cause No. 97-03757, 98th Judicial District Court of Travis County was filed on April 8, 1997. The plaintiffs allege breach of contract, breach of fiduciary duty and imposition of constructive trust, civil conspiracy, interference with prospective advantage and negligent misrepresentation arising from a January 1996 series of agreements. The plaintiffs seek injunctive relief and recovery of actual and consequential damages in excess of $50,000,000 and exemplary damages of $50,000,000. A settlement agreement has been reached, in principle, between the parties, and the parties are drafting settlement documents. Under the proposed settlement agreement, the lawsuit would be dismissed with prejudice, the arbitration proceeding would be terminated, the parties would jointly release all claims, demands and causes of action against one another and certain other contractual agreements would be entered into relating to the development of an ASC. No assurance can be provided that the settlement will be finalized.

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

     The Company is also involved in various other disputes or lawsuits, certain of which are asserted by affiliated practices in relation to the service agreements. In the opinion of the Company's management, the ultimate liability, if any, will not have a material impact on the Company's financial position or results of operations, nor will they result in material modification of the service agreements.

               PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit
     Number                         Description
     ------                         -----------

     2.1  --   Amended and Restated Agreement and Plan of Merger by and among
               Physicians Resource Group, Inc., PRG Acquisition Corporation and
               EyeCorp, Inc., dated December 22, 1995.(2) (8)

     2.2  --   Asset Purchase Agreement by and among EquiMed, Inc., PRG
               Georgia, and Physicians Resource Group, Inc. dated October 7,
               1996.(12) (8)

     2.3  --   Agreement and Plan of Merger by and among American Ophthalmic
               Incorporated, PRG Acquisition Corporation and Physicians Resource
               Group, Inc. dated October 7, 1996.(12) (8)

     2.4  --   Asset Purchase Agreement by and among Sun Valley Acquisition
               Corporation, Barnet-Dulaney Eye Center, P.L.L.C., Ronald W.
               Barnet, M.D., David D. Dulaney, M.D., Robert B. Pinkert, O.D. and
               Scott A. Perkins, M.D. dated November 29, 1995.(2) (8)

     2.5  --   First Amendment to Asset Purchase Agreement by and among Sun
               Valley Acquisition Corporation, Barnet-Dulaney Eye Center,
               P.L.L.C., Ronald W. Barnet, M.D., David D. Dulaney, M.D., Robert
               B. Pinkert, O.D. and Scott A. Perkins, M.D. dated February 14,
               1996.(3) (8)

     2.6  --   Agreement and Plan of Merger by and among Physicians Resource
               Group, Inc., Sun Valley Acquisition Corporation, SVAC Acquisition
               Corporation, Daniel D. Chambers, Michael R. Beck, John R. Hedrick and Michael Yeary dated December 6, 1995.(2) (8)

     2.7  --   Agreement and Plan of Reorganization by and among PRG Nevada
               Acquisition Corporation II, Inc., Physicians Resource Group,
               Inc., Shepard Eye Surgicenter, Ltd., John R. Shepherd, M.D. and
               Steven Hansen, M.D. dated December 6, 1995.(2) (8)

     2.8  --   Agreement and Plan of Reorganization by and among PRG Nevada
               Acquisition Corporation III, Inc., Physicians Resource Group,
               Inc., John R. Shepherd, M.D., Ltd., d/b/a Shepherd Eye Center,
               John R. Shepherd, M.D. and Steven Hansen, M.D. dated December 6,
               1995.(2)(8)

     2.9  --   Asset Purchase Agreement by and among Sun Valley Acquisition
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

               PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

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

     2.16 -- Agreement and Plan of Reorganization, dated August 13, 1996, between PRG HEA Acq. Corp., Physicians Resource Group, Inc., Houston Eye Associates, P.A., Malcom L. Mazow, MD., Robert H. Stewart, M.D., Robert B. Wilkins, M.D., Jeffrey D. Lanier, M.D., Michael A. Bloome, M.D., Paul C. Salmonsen, M.D., Richard L. Kimbrough, M.D., Jack T. Holladay, M.D., Jeffrey B. Arnoult, M.D., William H. Quayle, M.D., John D. Goosey, M.D., John M. Lim, M.D., Kathryn H. Musgrove, M.D., Marsha F. Soechting, M.D. and Marc N. Longo, M.D.(14) (8)

     2.17 -- Asset Purchase Agreement, dated August 13, 1996, between PRG Ohio III, Inc., Physicians Resource Group, Inc. and CEI Realty Associates, Ltd.(14) (8)

     2.18 -- Agreement and Plan of Merger, dated August 13, 1996, between PRG IV Acq. Corp., Physicians Resource Group, Inc., Gregory L. Henderson, M.D., P.A. and Gregory L. Henderson, M.D.(14) (8)

     2.19 -- Agreement and Plan of Merger, dated August 13, 1996, between PRG IX Acq. Corp., Physicians Resource Group, Inc., William Reynolds, M.D., P.A. and William Reynolds, M.D.(14) (8)

     2.20 -- Agreement and Plan of Merger, dated August 12, 1996, between PRG II Acq. Corp., Physicians Resource Group, Inc., Tampa Eye Clinic, P.A., J. Burns Creighton, M.D., Ronald Seeley, M.D., Lewis Lauring, M.D., William Reynolds, M.D., David Leach, M.D., P.A. and Timothy Lorenzen, M.D., P.A.(14) (8)

     2.21 -- Agreement and Plan of Merger, dated August 13, 1996, between PRG XI Acq. Corp., Physicians Resource Group, Inc., Timothy Lorenzen, M.D., P.A. and Timothy Lorenzen, M.D.(14) (8)

     2.22 -- Agreement and Plan of Merger, dated August 13, 1996, between PRG VII Acq. Corp., Physicians Resource Group, Inc., Ronald Seeley, M.D., P.A. and Ronald Seeley, M.D. (14)(8)

     2.23 -- Agreement and Plan of Merger, dated August 13, 1996, between PRG VI Acq. Corp., Physicians Resource Group, Inc., J. Burns Creighton, M.D., P.A. and J. Burns Creighton, M.D.(14) (8)

     2.24 -- Agreement and Plan of Merger, dated August 13, 1996, between PRG X Acq. Corp., Physicians Resource Group, Inc., David Leach, M.D., P.A. and David Leach, M.D.(14) (8)

               PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

     2.25 -- Agreement and Plan of Merger, dated August 13, 1996, between PRG VIII Acq. Corp., Physicians Resource Group, Inc., Lewis Lauring, M.D., P.A. and Lewis Lauring, M.D. (14)(8)

     2.26 -- Asset Purchase Agreement, dated August 13, 1996, between PRG Ohio, L.P., CEI Realty Associates, Ltd. and Physicians Resource Group, Inc.(14) (8)

     2.27 -- Share Exchange Agreement by and among PRG Florida XII, Inc., Melbourne Eye Associates of Brevard, Inc., Melbourne Eye Associates, P.A., William Broussard, Trustee U.T.D. March 24, 1980, Michael F. Corcoran, M.D., Trustee U.T.D. September 26, 1988, Andrew Zorbis, M.D., Ralph Paylor, M.D., L. Neal Freeman, M.D., and Kaukwok Frederick Ho, M.D., Trustee U.T.D. November 24, 1989 and Physicians Resource Group, Inc.(15) (8)

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

               PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

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

     10.24 -- Separation and Mutual Release Agreement between Gregory Solomon and Physicians Resource Group, Inc.(6) (7)

     10.25 -- Loan Agreement dated as of January 8, 1996, between Physicians Resource Group, Inc. and NationsBank of Tennessee, N.A.(2)

     10.26 -- Subordination Agreement dated as of December 28, 1995, by and among NationsBank, EyeCorp, Eyecare Resource, Inc., the EyePA, Inc. and PRG.(2)

     10.27 -- Reimbursement Agreement dated as of December 28, 1995, between EyeCorp and PRG.(2)

               PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

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

     10.37 -- Employment Agreement between Physicians Resource Group, Inc. and Mark Kingston.(7) (16)

     10.38 -- Employment Agreement between Physicians Resource Group, Inc. and Richard D'Amico.(7) (16)

     10.39 -- Employment Agreement between Physicians Resource Group, Inc. and Jonathan Bond.(7) (16)

     10.40 -- Employment Agreement between Physicians Resource Group, Inc. and Daniel Chambers.(7) (16)

     10.41 -- Employment Agreement between Physicians Resource Group, Inc. and Richard Gilleland.(7)(22)

     10.42 -- Employment Agreement between Physicians Resource Group, Inc. and Peter Dorflinger.(7)(22)

     10.43 -- Employment Agreement between Physicians Resource Group, Inc. and Pamela Westbrook.(7)(22)

               PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

     10.44 -- First Amendment to Loan Agreement, dated June 27, 1997, between Physicians Resource Group, Inc. and NationsBank of Tennessee, N.A., Agent for the Bank's signatory thereto.(21)

     10.45 --  Physicians Resource Group, Inc. 401(k) Plan.(18)

     10.46 -- Amendment to the Physicians Resource Group, Inc. Employee Stock Purchase Plan .(20)

     10.47 -- Loan Agreement for $20,000,000 Revolving Credit Loan dated November 1997, between Physicians Resource Group, Inc. and NationsBank of Tennessee, N.A.(22)

     10.48 -- First Amendment to First Amended and Restated Loan Agreement dated as of April 30, 1998, between Physicians Resource Group, Inc. and NationsBank of Tennessee, N.A.(17)

     11.1  --  Computation of Earnings per Share.(17)

     24.1 -- Power of Attorney (contained on the signature page of this report).

     27.0  --  Financial Data Schedule.(17)

               PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-91440) and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-00230) and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated February 14, 1996, and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ending June 30, 1995, and incorporated herein by reference.
(5) Previously filed as an exhibit to the Company's annual report on Form 10-K for the year ending December 31, 1995, and incorporated herein by reference.
(6) Previously filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ending September 30, 1995, and incorporated by reference.
(7) Management contract or compensatory plan or arrangement, which is being identified as such pursuant to Item 14(a)3 of Form 10-K.
(8) Schedules and similar attachments to this Exhibit have not been filed herewith, but the nature of their contents is described in the body of this Exhibit. The Company agrees to furnish a copy of any such omitted schedules and attachments to the Securities & Exchange Commission upon request.
(9) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-3852) and incorporated herein by reference.
(10) Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-19185) and incorporated herein by reference.
(11) Previously filed as an exhibit to the Company's Registration Statement on Form S-8 (No. 333-15547) and incorporated herein by reference.
(12) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated October 7, 1996 and incorporated herein by reference.
(13) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated June 30, 1996, and incorporated herein by reference.
(14) Previously filed as an amendment to the Company's Current Report on Form 8-K, dated August 30, 1996, and incorporated herein by reference.
(15) Previously filed as an amendment to the Company's Current Report on Form 8-K, dated October 19, 1996, and incorporated herein by reference.
(16) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ending December 31, 1996, and incorporated herein by reference.
(17) Filed herewith
(18) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated May 15, 1997, and incorporated herein by reference.
(19) Previously filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ending March 31, 1997, and incorporated herein by reference.
(20) Previously filed as an exhibit to the company's current report on Form 8-K dated November 5, 1996 and filed September 3, 1997, and incorporated herein by reference.
(21) Previously filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ending June 30, 1997, and incorporated herein by reference.
(22) Previously filed as an exhibit to the Company's Form 10-K for the year ending December 31, 1997, and incorporated herein by reference.

(b)  Reports on Form 8-K

               PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              PHYSICIANS RESOURCE GROUP, INC.




Dated: May 15, 1998           By:       /s/ Peter G. Dorflinger
                                  -------------------------------------------
                                      Peter G. Dorflinger
                                      President, Chief Operating Officer
                                      Acting Principal Financial and
                                      Accounting Officer