Form 10-K/A
PHYSICIANS RESOURCE GROUP INC
filed 1998-05-29
CIK 944402

FORM 10-K/A-1

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

                          Title of each class
                          -------------------
                     Common Stock, $.01 par value

               Name of each exchange on which registered
               -----------------------------------------
                        New York Stock Exchange

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
                           Yes   X     No
                              -------     -------
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A-1 or any amendment to this Form 10-K/A-1. [ ]

     The number of shares outstanding of the Registrant's common stock as of April 6, 1998 was 29,786,689 shares. The aggregate market value of the voting stock held by non-affiliates of the Registrant based on 29,525,831 shares held by non-affiliates and a $3.875 closing price of the Registrant's common stock on the New York Stock Exchange as of April 6, 1998 was $114,412,595.

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

                                                              Term as
                                                              Director
Name                        Age    Position                   Expires
----                        ---    --------                   --------
Alan C. Baum, M.D........   56     Director                     1998
Ronald L. Stanfa.........   50     Director                     1999
Lucius E. Burch, III.....   56     Director                     2000
Richard A. Gilleland.....   53     Chairman of the Board and    2000
                                   Chief Executive Officer

     Alan C. Baum, M.D. has served as a director of PRG since June 28, 1995. Dr. Baum served as Vice President of Texas Eye Institute and Associates from 1973 to date, where he has been in the practice of general ophthalmology with an emphasis on oculoplastic surgery. Dr. Baum is the President-Elect of the Texas Medical Association, Past Chairman of the Board of Trustees of the Texas Medical Association and Past President of the Texas Ophthalmological Association. He has served as President of the Southwest Branch of the Harris County Medical Society. Dr. Baum has acted as chief of staff for Memorial Southeast Hospital, as well as chairman of Ophthalmology sections at both Memorial SE and SW hospitals in Houston. Dr. Baum received his M.D. Degree in 1968 from the University of Texas Medical Branch at Galveston, and completed his residency in 1972 from the University of Texas Medical School, Houston.

     Lucius E. Burch, III has served as a director of PRG since March 18, 1996. Mr. Burch is Chairman of the Board of Directors of Massey Burch Investment Group, Inc., Nashville, Tennessee, a southeast merchant banking firm. He has been with Massey Burch since 1968, served as President from 1981 to 1990, and has an extensive background in management consulting and corporate finance. Mr. Burch serves as a director of Norrell Corporation, an office staffing and services company, and QMS, Inc., a designer and manufacturer of computer graphics and imaging controllers.

     Richard A. Gilleland has served as Chairman of the Board and
Chief Executive Officer of PRG since   December 15, 1997 and as a
director of PRG since June 28, 1995. Mr. Gilleland served as Chairman, President and Chief Executive Officer of Kendall International Inc., a manufacturer and distributor of disposable medical supplies and devices and home health care products from July 1990 until July 1995. From January to November 1989, he was president, chief executive officer and chairman of the board of American Medical International, Inc., which owns and operates acute care hospitals. Mr. Gilleland also has served as a director of OrNda HealthCorp, a provider of acute medical, surgical and hospital operation and management services, since 1992, and since 1994, as a director of Tyco International, Ltd., a manufacturer of bioprotection and flow control equipment. Mr. Gilleland also serves as a director of DePuy Inc., a manufacturer of orthopedic supplies and equipment and Remington Arms Co., a manufacturer of sporting arms and equipment.
Mr. Gilleland served as Chief Executive Officer and President of Amsco International Inc. (which has been acquired by Steris Corp.), a manufacturer of infection control products from July 1995 to July 1996. Mr. Gilleland served as a director of Bird Medical Technologies, Inc., a manufacturer of inhalation therapy and equipment from 1994 to 1996 and as Interim Chairman of Quest Medical, a manufacturer of proprietary products for the health care industry, from July 1996 to November 1996. Mr. Gilleland received his B.A. from the University of Minnesota in 1967.

     Ronald L. Stanfa has served as a director of PRG since June 28, 1995. Mr. Stanfa has served as a Managing Director of Notre Capital Ventures II, L.L.C. since July 1995. From June 1993 to July 1995, Mr. Stanfa was an independent business consultant and investor. Mr. Stanfa was a founder and served as a director of Allwaste, Inc., an environmental services company, from 1986 to 1995. From October 1988 to June 1993, Mr. Stanfa was the Vice President-Corporate Development of Allwaste, Inc. Mr. Stanfa also served as a director of U.S. Delivery Systems, Inc., a same day delivery company, from 1994 until its sale in February 1996. Mr. Stanfa received his B.A. in Economics from Northern Illinois University in 1969.


ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

Summary Compensation Table
--------------------------

     The following table sets forth a summary of the compensation paid by PRG for services rendered in all capacities to PRG during 1997 to the Named Executive Officers.

                                                                                     Long-Term Compensation
                                                                             ------------------------------------
                                             Annual Compensation                      Awards              Payouts
                                      -----------------------------------    --------------------------   -------
                                                             Other Annual    Restricted     Securities     LTIP        All Other
     Name and Principal               Salary    Bonus        Compensation      Stock        Underlying    Payouts     Compensation
          Position             Year     ($)      ($)             ($)         Awards($)       Options        ($)           ($)
----------------------------   ----   ------   --------      ------------    ----------     ----------    --------    ------------
Richard A. Gilleland,          1997    19,153   54,000                                      1,505,000
Chairman of the Board and
Chief Executive Officer(9)

Emmett E. Moore                1996   315,000   50,000(1)                                     500,000(5)                8,269(3)
Chairman of the Board          1997   345,000                                                 367,000                   1,903(3)
and Chief Executive Officer(10)

Richard M. Owen,               1996   185,000   35,000(1)                                      90,000                   6,923(3)
President(8)                   1997   208,333                                                  93,940                 126,765(2)(3)

Richard J. D'Amico,            1996   150,000  110,000                                        195,000(6)               50,000(3)(4)
Senior Vice President, Chief   1997   225,000                                                 290,000                   2,076(3)
Administrative Officer,
General Counsel and
Secretary

Mark Kingston,                 1996  140,000  105,000                                          70,000(7)                3,846(3)
Senior Vice President(8)       1997  175,000                                                   27,000                   2,076(3)

Jonathan R. Bond,              1996  155,000   82,500                                          15,000                   5,961(3)
Senior Vice President -        1997  175,000                                                  100,000                   2,076(3)
Operations

David Real,                    1997  128,153                                                   50,000                   1,557(3)
Chief Financial Officer(8)

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

(6)  Includes 150,000 options that were subsequently cancelled.

(7)  Includes 45,000 options that were subsequently cancelled.

(8) Individuals are no longer employed by the Company; therefore, all stock options granted to such individuals have or will expire in accordance with the terms of the Stock Option Plan.

(9)  Mr. Gilleland was elected Chairman of the Board and Chief
     Executive Officer effective December 15, 1997.

(10) Mr. Moore's position as Chairman of the Board and employment as Chief Executive Officer were terminated on November 17, 1997.

Option Grants During 1997
-------------------------

     The following table presents information regarding 1997 grants of options to purchase shares of Common Stock for each of the Named
Executive Officers:

                                                                                    Potential Realizable
                                                                                     Value at Assumed
                                                                                      Annual Rates of
                                                                                        Stock Price
                                                                                        Appreciation
                            Individual Grants                                        for Option Term(1)
------------------------------------------------------------------------------    ------------------------
                                       % of Total
                        Number of       Options
                        Securities     Granted to
                        Underlying     Employees     Exercise or
                         Options       in Fiscal     Base Price     Expiration
        Name            Granted(#)       Year         ($/Sh)(2)        Date          5%($)        10%($)
--------------------    ----------     ----------    -----------    ----------    ----------    ----------
Richard A. Gilleland        5,000        50.48%       $12.1250       5/20/07         $38,126        $96,620
                        1,500,000                      $2.5625      12/15/07      $2,417,313     $6,125,947

Emmett E. Moore           367,000        12.31%       $15.2500       2/23/07      $3,519,766     $8,919,778

Richard M. Owen            93,940         3.15%       $15.2500       1/31/98(3)      $59,447       $118,423

Richard J. D'Amico         90,000         9.73%       $15.2500       2/23/07        $863,157     $2,187,411
                          200,000                      $4.5000      12/29/07        $566,005     $1,434,368

Mark Kingston              27,000         0.91%       $15.2500       6/13/98(3)      $27,676        $55,795

Jonathan R. Bond          100,000         3.35%        $4.5000      12/29/07        $283,002       $717,184

David Real                 50,000         1.68%       $12.5000       3/31/98(3)      $31,250        $62,500

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

Aggregated Option Exercises During 1997 and Year-End Option Values
------------------------------------------------------------------

The following table presents information regarding options exercised in 1997 and the value of options outstanding at December 31, 1997 for each of the Named Executive Officers:

                                                       Number of Securities           Value of Unexercised
                                                      Underlying Unexercised          In-the-Money Options
                                                       Options at FY-End(#)              at FY-End($)(1)
                                                   ----------------------------    ----------------------------
                          Shares        Value
                        Acquired on    Realized
       Name             Exercise(#)      ($)       Exercisable    Unexercisable    Exercisable    Unexercisable
--------------------    -----------    --------    -----------    -------------    -----------    -------------
Richard A. Gilleland         0          $0.00       1,512,500           7,500      $2,718,750           $0

Emmett E. Moore              0          $0.00          91,000         531,000              $0           $0

Richard M. Owen(2)           0          $0.00          30,000               0              $0           $0

Richard J. D'Amico           0          $0.00         103,667         301,333              $0           $0

Mark Kingston(2)             0          $0.00          20,000          92,000              $0           $0

Jonathan R. Bond             0          $0.00          74,334         135,666              $0           $0

David Real(2)                0          $0.00               0               0              $0           $0

(1) The closing price for the Common Stock as listed on the New York Stock Exchange on December 31, 1997, the last trading day of 1997, was $4.375. Value is calculated on the basis of the difference between the option exercise price and $4.375 multiplied by the number of shares of Common Stock underlying the option.

(2) Individuals are no longer employed by the Company; therefore, all stock options granted to such individuals have expired or will expire in accordance with the terms of the Stock Option Plan.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

Richard A. Gilleland was a member of the Compensation Committee of the Board of PRG during 1997 and was elected the Chief Executive Officer of PRG effective December 15, 1997. Mr. Gilleland resigned as a member of the Compensation Committee prior to his election as Chief Executive Officer and did not participate, in any way, in the deliberation of the Committee with regard to his compensation. No other member of the Compensation Committee of the Board of PRG was, during 1997, an officer or employee of PRG or any of its subsidiaries, or was formerly an officer of PRG or any of its subsidiaries or had any relationships requiring disclosure by PRG.

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

Employment Agreements
---------------------

Mr. Gilleland has entered into an employment agreement with PRG providing for a base salary of $360,000 per annum or as increased from time to time by the Board of Directors or the Option and Compensation Committee. Such employment agreement provides that in the event of a termination of employment without cause by PRG or for Good Reason (defined below) by Mr. Gilleland, Mr. Gilleland shall be entitled to receive from PRG, during the Severance Period (defined below), an annual payment equal to 175% of the amount of Mr. Gilleland's then current annual salary, to be paid in bi-weekly installments, plus a payment for accrued but unpaid wages, expense reimbursements and a prorated annual bonus equal to 145% of the amount calculated by dividing Mr. Gilleland's annual base salary at the date of termination by twelve and multiplying the result by the number of months in the year of such termination that began or ended prior to the date of such termination. Under Mr. Gilleland's employment agreement, the term Severance Period means (i) if Mr. Gilleland's employment is terminated at or prior to the end of the initial three year term, (including by failure of the Company to renew the agreement at the end of the initial term), a period equal to the greater of (x) two full years beginning on the date of termination and (y) the then remaining portion of the initial term and (ii) if Mr. Gilleland's employment is terminated after the end of the initial term and prior to the end of the then-current renewal term (including by failure of the Company to renew the agreement at the end of the renewal term), a period equal to one full year beginning on the date of termination. Good Reason is defined in the employment agreement as a material diminution of Mr. Gilleland's responsibilities or duties, a reduction in Mr. Gilleland s base salary or minimum annual bonus of at least 75% of base salary, or annual bonus or long-term incentive compensation opportunity, a change of control, failure of the Board of Directors to adopt an Executive Bonus Program by March 31, 1998, failure of PRG to execute and deliver to Mr. Gilleland on or prior to December 21, 1997 an Option Agreement and Registration Rights Agreement, requiring Mr. Gilleland to move his principal place of business from the current location in Westlake Village, California or such other location as Mr. Gilleland should agree to in writing, or a material breach by PRG of the employment agreement which is not cured promptly after written notice to PRG from Mr. Gilleland. In addition, if PRG achieves target performance objectives for the entire year in which such termination occurs that would have entitled Mr. Gilleland to receive an annual bonus for such year calculated at a percent greater than 145% of base salary, Mr. Gilleland shall be entitled to an additional amount equal to (a) such larger bonus amount divided by twelve and multiplied by the number of months in the year of such termination that began or ended prior to the date of such termination minus (b) the amount previously paid upon
termination.   The employment agreement contains a covenant-not-to-
compete with PRG during the term of the employment agreement.
However, the agreement does provide that Mr. Gilleland may own less than 5% of the common stock of any publicly traded corporation or other Person conducting business in the Designated Industry (defined as a business organization in engaging in any business activities that are substantially and directly competitive with the business activities then conducted by PRG), serve as an officer, director, stockholder or employee of a corporation or other Person engaged in the healthcare industry whose business operations are not substantially and directly competitive with those of PRG, serve on the board of directors of any business or corporation on which he served as of the date of the employment agreement, continue his current consulting arrangements with STERIS Corporation, and Clayton, Dubilier & Rice, Inc. or any of their respective subsidiaries or affiliates, and engage in any activities in connection with such arrangements.

In addition to base salary, Mr. Gilleland through his employment agreement is eligible for a fixed bonus of $54,000 for 1997 and a bonus in an amount equal to at least $630,000 minus his base salary for all years thereafter. Mr. Gilleland shall have the opportunity to receive a bonus based on the financial performance objectives of the Company. This bonus is to range between 145% and 215% of Mr. Gilleland's base salary. Mr. Gilleland was granted an option to purchase 1,500,000 shares of PRG Common Stock with the per share exercise price being the closing sale price for PRG stock on the New York Stock Exchange on the date of the commencement of the employment agreement. The options were fully vested and exercisable upon grant. His agreement began in December 1997 and is for a term of three years, automatically renewed thereafter for successive one year terms unless either party gives 90 days notice of termination.

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

In addition to base salary, Mr. Bond, through an amendment to his employment agreement effective March 5, 1998, is eligible for an annual bonus based on performance objectives to be determined by the board of directors on an annual basis. Mr. Bond shall have a target bonus opportunity of fifty percent (50%) of his salary range midpoint for each calendar year during the term of his employment if the Company attains specified budgeted financial performance objectives for such year, and an over achievement bonus opportunity of five percent (5%) of target bonus for each one percent (1%) the Company exceeds such specified budgeted financial performance objectives. In connection with entry into his employment agreement, Mr. Bond was granted an option to purchase 95,000 shares of PRG Common Stock with the per share exercise price being the closing sale price for PRG stock on the New York Stock Exchange on the date of the commencement of the employment agreement. The options vest over a five (5) year period from the commencement of the employment agreement; however, the options are immediately exercisable upon a Change in Control. The term of Mr. Bond's agreement began in October 1995 and is for a term of five years, automatically renewed thereafter for successive one year terms unless either party gives 60 days prior notice of termination.

Mr. D'Amico has entered into an employment agreement with PRG providing for a base salary of $120,000 per annum or as increased from time to time by the Board of Directors. Such employment agreement provides that in the event of a termination of employment by PRG other than (i) for cause or (ii) upon death or disability, Mr. D'Amico shall be entitled to receive from PRG a payment equal to the amount of Mr. D'Amico's then current annual salary, to be paid in twelve monthly installments, plus a payment for accrued but unpaid wages and expense reimbursements. Mr. D'Amico's employment agreement provides that in the event Mr. D'Amico's employment terminates within twelve months following a change in control (as defined in such employment agreement) of PRG, PRG shall pay Mr. D'Amico 2.99 times Mr. D'Amico's
(i) base salary, (ii) maximum potential bonus and (iii) certain other compensation, with certain adjustments. The employment agreement provides that PRG will pay an amount necessary to reimburse Mr. D'Amico, on an after tax basis, for any excise tax due under Section 4999 of the Code, as a result of such payment being treated as a "parachute payment" under Section 280G of the Code. The employment agreement contains a covenant-not-to-compete with PRG for a period of two years following termination of employment. However, the agreement does provide that Mr. D'Amico may devote up to ten percent (10%) of his professional time or two (2) days per month to a consulting business independent from PRG.

In addition to base salary, Mr. D'Amico, through an amendment to his employment agreement effective March 5, 1998, is eligible for an annual bonus based on performance objectives to be determined by the board of directors on an annual basis. Mr. D'Amico shall have a target bonus opportunity of fifty percent (50%) of his salary range midpoint for each calendar year during the term of his employment if the Company attains specified budgeted financial performance objectives for such year, and an over achievement bonus opportunity of five percent (5%) of target bonus for each one percent (1%) the Company exceeds such specified budgeted financial performance objectives. In connection with his employment by the Company in 1995, Mr. D'Amico was granted an option to purchase 70,000 shares of PRG

Common Stock with the per share exercise price for 3,750 of such shares being $5.00 per share and the per share exercise price for the remaining 66,250 of such shares being the initial public offering price for the Company's Common Stock. The options vest over a five
(5) year period from the commencement of the employment agreement; however, the options are immediately exercisable upon a Change in Control. His agreement began in April 1995 and is for a term of five years, automatically renewed thereafter for successive one year terms unless either party gives 30 days notice of termination.

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

                                    Amount and
                                      Nature
Name of Beneficial Owner or        of Beneficial       Percent
Number of Persons in Group           Ownership         of Class
---------------------------        -------------       --------
David Meyer, M.D.                  2,504,749(1)          8.41%
Alpert Companies                   2,165,400             7.23%
Alan C. Baum, M.D.                   195,170(2)              *
Lucius E. Burch, III                   8,320(3)              *
Richard A. Gilleland               1,539,100(4)          5.12%
Ronald L. Stanfa                      39,500(5)              *
Richard J. D'Amico                   111,692(3)              *
Jonathan R. Bond                      37,318(6)              *
Peter Dorflinger                      76,667(3)              *
Pamela Westbrook                      33,334(3)              *

All directors and executive        2,041,101             6.85%
officers as a group (8 persons)
--------------------
* Less than 1%.

(1) Includes 770,000 shares held by a general partnership in which Dr. Meyer is a partner and 7,500 shares which may be purchased upon the exercise of options exercisable within 60 days of April 6, 1998. Dr. Meyer's address is 813 Ridge Lake Blvd., Suite 400, Memphis, Tennessee 38120.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

Real Estate Transactions
------------------------

     On June 28, 1995, PRG became the lessee under a variety of leases. PRG assumed an office lease for which a partnership, in which Bruce E. Herron, M.D. is a partner, is the lessor; the annual expenditures under the lease were approximately $171,000. PRG assumed one office lease for which James E. McDonald, II, M.D. is the lessor; the aggregate annual expenditures under the lease were approximately $170,500. PRG assumed five office leases for which various partnerships, in which P. Harold Wallar, M.D. is a partner, are the lessors; the aggregate annual expenditures under these leases were approximately $591,800. PRG assumed four office leases for which a partnership, in which Kenneth C. Westfield, M.D. is a partner, is the lessor; the aggregate annual expenditures under these leases were approximately $24,900. Drs. Herron, McDonald, Wallar and Westfield served as members of the Board of Directors in 1997 and resigned as members on January 24, 1998.

Certain Indebtedness
--------------------

     In July, 1997, the Company loaned $500,000 at an interest rate of 8% to Dr. Kenneth Westfield to provide funds to Dr. Westfield to purchase the practice of a retiring physician practicing in his market (also a PRG affiliate). The loan is repayable in two equal installments of $250,000 in January and July of 1998. The January payment has not been made. Dr. Westfield served as a member of the Board of Directors in 1997 and resigned as a member on January 24, 1998.

     In November, 1997, the Company replaced its $90,000,000 revolving credit facility with a $14,000,000 revolving credit facility. As of December 31, 1997, outstanding borrowings under the facility were $12,248,000. The amended facility requires the balance outstanding to be paid down to $9,500,000 by September 30, 1998, with the remainder to be paid on December 31, 1998. The facility bears interest at LIBOR plus 2.5% (8.5% at December 31, 1997), with such interest being repayable, in its entirety, on December 31, 1998. The amended facility is guaranteed by Mr. Burch and David Meyer, M.D. Dr. Meyer served as a member of the Board of Directors in 1997 and resigned as a member on January 24, 1998. As of April 1, 1998, Mr. Burch and Dr. Meyer each received $210,000 as compensation for these guaranties. In addition, for each month that the guaranties remain in place, Mr. Burch and Dr. Meyer are entitled to $60,000 each, per month, as compensation for these guaranties.

Service Agreements
------------------

     PRG is a party to certain Service Agreements with affiliated practices in which certain directors have an ownership interest. Service fees accrued to PRG in 1997 by such affiliated practices in which certain directors have an ownership interest were as follows:
Alan C. Baum, M.D. (TEI & Assoc.) $1,652,110; Charles D. Fritch, M.D. (Fritch Eye Care Center) $227,609; Bruce E. Herron, M.D. (Eye Clinic, P.C.) $809,300; James E. McDonald, M.D. (McDonald Eye Associates, P.A.) $136,345; Joseph C. Noreika, M.D. (TPZ, Inc.) $129,393; David M. Schneider, M.D. (David M. Schneider, M.D., Inc.) $568,184; P. Harold Wallar, M.D. (Inland Eye Institute Medical Group, Inc.) $98,395; Kenneth C. Westfield, M.D. (Westfield Eye Center) $(43,595); David Meyer, M.D. (Vitreoretinal Foundation) $1,609,048; James W. Rayner, M.D. (Rayner Eye Clinic) $921,531; and Joe E. Ellis, O.D. (Primary Eye Care, P.S.C.) $9,675. Drs. Fritch, Herron, McDonald, Noreika, Schneider, Wallar, Westfield, Meyer, Rayner and Ellis served as members of the Board of Directors in 1997 and resigned as members on January 24, 1998.

     During the course of the Company's 1997 review of its due from affiliates balance, approximately $1,584,000, $468,000 and $242,000 of receivables due in connection with the payment of service fees from the practices of Drs. Meyer, Schneider and Noreika, respectively, were re-evaluated and subsequently reserved or written off. Drs. Meyer, Schneider and Noreika served as members of the Board of Directors in 1997 and resigned as members on January 24, 1998.

Sale of Preferred Stock
-----------------------

     During 1997, the Board of Directors approved a transaction pursuant to which (i) PRG sold to Emmett E. Moore 200,000 shares of Series B Convertible Preferred Stock (the Preferred Shares) for an aggregate purchase price of $2,125,000, and (ii) the purchase of the Preferred Shares was funded by a loan from the Company to Mr. Moore. The intent of the sale of Preferred Shares to Mr. Moore was to align his interests with those of the Company's stockholders by providing

Mr. Moore a significant equity interest in the Company. The principal of the loan is nonrecourse and the interest payable with respect to the loan is recourse. This loan transaction was contingent on stockholder approval which was obtained in May of 1997. During 1997, Mr. Moore was Chairman of the Board of Directors and Chief Executive Officer of the Company. However, his employment with the Company was terminated on November 17, 1997.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PHYSICIANS RESOURCE GROUP, INC.



May 29, 1998                  By:  /s/ Peter Dorflinger
                                   ------------------------------
                                   Peter Dorflinger
                                   President, Chief Operating
                                   Officer