Form 10-Q
period 1998-06-30
PHYSICIANS RESOURCE GROUP INC
filed 1998-08-18
CIK 944402

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended June 30, 1998

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

                             Yes     X    No
                                   -----       -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            CLASS                             OUTSTANDING AT AUGUST 7, 1998
------------------------------               -------------------------------
 Common Stock, $.01 par value                        29,853,355 shares

                PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


                                     INDEX

PART I.         FINANCIAL INFORMATION
                ---------------------

                                                                          PAGE
                                                                          ----

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Balance Sheets as of June 30, 1998 (unaudited)
         and December 31, 1997............................................   1

         Statements of Operations for the six months
         ended June 30, 1998 and June 30, 1997 (unaudited)................   2

         Statements of Operations for the three months
         ended June 30, 1998 and June 30, 1997 (unaudited)................   3

         Statements of Cash Flows for the six months
         ended June 30, 1998 and June 30, 1997 (unaudited)................   4

         Condensed Notes to Financial Statements..........................   5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................  11

PART II.        OTHER INFORMATION
                -----------------


Item 1.  Legal Proceedings................................................  17

Item 6.  Exhibits and Reports on Form 8-K.................................  19


SIGNATURES................................................................  26
----------

Exhibit 10.49.............................................................  27

Exhibit 11.1..............................................................  34

Exhibit 27................................................................  35

                PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                      JUNE 30,                DECEMBER 31,
                                     ASSETS                                             1998                      1997
                                     ------                                     ------------------        -----------------
                                                                                    (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                                     $           19,731        $          15,056
  Accounts receivable, net                                                                  30,475                   29,517
  Income tax receivable                                                                      4,406                    6,682
  Due from affiliates, net                                                                  42,393                   41,187
  Pharmaceuticals and supplies                                                               5,992                    5,719
  Prepaid expenses and other                                                                 2,655                    3,328
  Assets held for disposition, net                                                           1,600                   10,473
  Deferred taxes                                                                             4,801                    4,801
                                                                                ------------------        -----------------
     Total current assets                                                                  112,053                  116,763

PROPERTY AND EQUIPMENT, net                                                                 54,024                   57,989
INTANGIBLE ASSETS, net                                                                     300,283                  350,538
ASSETS HELD FOR DISPOSITION, net                                                             8,192                       --
OTHER NONCURRENT ASSETS, net                                                                 8,402                    8,696
                                                                                ------------------        -----------------
     Total assets                                                               $          482,954        $         533,986
                                                                                ==================        =================

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------

CURRENT LIABILITIES:
  Current portion of obligations to affiliates                                  $            4,528        $           5,093
  Current portion of long-term debt                                                         16,736                   15,631
  Accounts payable and accrued expenses                                                     24,203                   23,779
                                                                                ------------------        -----------------

     Total current liabilities                                                              45,467                   44,503

LONG-TERM DEBT, net of current portion                                                     125,710                  126,343
OBLIGATIONS TO AFFILIATES, net of current portion                                           20,058                   21,559
DEFERRED TAXES                                                                              54,928                   71,212
OTHER LONG-TERM LIABILITIES                                                                  3,710                    2,904
                                                                                ------------------        -----------------
     Total liabilities                                                                     249,873                  266,521
                                                                                ------------------        -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000,000 shares authorized,
     29,927,000 outstanding in 1998 and 1997                                                   299                      299
  Preferred stock, $.01 par value, 10,000,000 shares authorized, 200,000
     shares outstanding in 1998 and 1997                                                         2                        2

  Additional paid-in capital                                                               300,058                  299,974
  Treasury stock, at cost, 227,000 shares in 1998 and 1997                                  (3,183)                  (3,183)
  Retained deficit                                                                         (61,870)                 (27,402)
  Note receivable from preferred stock sale                                                 (2,225)                  (2,225)
                                                                                ------------------        -----------------
     Total stockholders' equity                                                            233,081                  267,465
                                                                                ------------------        -----------------

     Total liabilities and stockholders' equity                                 $          482,954        $         533,986
                                                                                ==================        =================


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                                     SIX MONTHS
                                                                                                   ENDED JUNE 30,
                                                                                       ------------------------------------

                                                                                             1998                 1997
                                                                                       ----------------      --------------
                                                                                                     (UNAUDITED)
REVENUES:
  Management services                                                                  $        126,825      $      132,092
  Medical services and other                                                                     70,583              73,370
                                                                                       ----------------      --------------
     Total revenues                                                                             197,408             205,462
                                                                                       ----------------      --------------

COSTS AND EXPENSES:
  Salaries, wages and benefits                                                                   96,207             102,515
  Pharmaceuticals and supplies                                                                   24,478              25,320
  General and administrative                                                                     55,568              47,394
  Depreciation and amortization                                                                  13,631              11,808
  Interest expense, net                                                                           5,936               4,654
  Asset valuation losses                                                                         51,165                  --
  Patent litigation defense costs                                                                   350               1,231
                                                                                       ----------------      --------------
     Total costs and expenses                                                                   247,335             192,922
                                                                                       ----------------      --------------


INCOME (LOSS) BEFORE INCOME TAXES                                                               (49,927)             12,540
PROVISION (BENEFIT) FOR INCOME TAXES                                                            (15,459)              4,668
                                                                                       ----------------      --------------
NET INCOME (LOSS)                                                                      $        (34,468)     $        7,872
                                                                                       ================      ==============

NET INCOME (LOSS) PER BASIC SHARE                                                      $          (1.16)     $          .26
                                                                                       ================      ==============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
     USED IN BASIC SHARE CALCULATION                                                             29,700              29,975
                                                                                       ================      ==============

NET INCOME (LOSS) PER DILUTED SHARE                                                    $          (1.16)     $          .26
                                                                                       ================      ==============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
     USED IN DILUTED SHARE CALCULATION                                                           29,700              30,153
                                                                                       ================      ==============



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                                   THREE MONTHS
                                                                                                  ENDED JUNE 30,
                                                                                       -----------------------------------

                                                                                              1998               1997
                                                                                       ---------------     ---------------
                                                                                                    (UNAUDITED)
REVENUES:
     Management services                                                               $        63,442     $        68,930
     Medical services and other                                                                 32,686              38,025
                                                                                       ---------------     ---------------
          Total revenues                                                                        96,128             106,955
                                                                                       ---------------     ---------------


COSTS AND EXPENSES:
     Salaries, wages and benefits                                                               46,618              53,514
     Pharmaceuticals and supplies                                                                9,931              13,445
     General and administrative                                                                 29,010              25,374
     Depreciation and amortization                                                               6,941               6,171
     Interest expense, net                                                                       3,014               2,547
     Asset valuation losses                                                                     51,165                  --
     Patent litigation defense costs                                                               268                 724
                                                                                       ---------------     ---------------
          Total costs and expenses                                                             146,947             101,775
                                                                                       ---------------     ---------------


INCOME (LOSS) BEFORE INCOME TAXES                                                              (50,819)              5,180
PROVISION (BENEFIT) FOR INCOME TAXES                                                           (15,972)              1,994
                                                                                       ---------------     ---------------
NET INCOME (LOSS)                                                                      $       (34,847)    $         3,186
                                                                                       ===============     ===============

NET INCOME (LOSS) PER BASIC SHARE                                                      $         (1.17)    $           .11
                                                                                       ===============     ===============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
     USED IN BASIC SHARE CALCULATION                                                            29,700              30,041
                                                                                       ===============     ===============

NET INCOME (LOSS) PER DILUTED SHARE                                                    $         (1.17)    $           .11
                                                                                       ===============     ===============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
     USED IN DILUTED SHARE CALCULATION                                                          29,700              30,176
                                                                                       ===============     ===============




  The accompanying notes are an integral part of these condensed consolidated financial statements.

                PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                                  SIX MONTHS
                                                                                                 ENDED JUNE 30,
                                                                                       ----------------------------------
                                                                                           1998                1997
                                                                                       --------------     ---------------
                                                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)...................................................................  $      (34,468)    $         7,872
 Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  Depreciation and amortization......................................................          13,631              12,116
  Asset valuation losses.............................................................          51,165                  --
  Changes in deferred taxes..........................................................         (16,284)                 --
  Gain on sale of practice...........................................................            (944)                 --
  Changes in assets and liabilities, net of effects of acquisitions and disassociations:
    Accounts payable and accrued expenses............................................           1,424              (9,385)
    Receivables, net and due from affiliates.........................................          (8,128)            (10,532)
    Pharmaceuticals and supplies.....................................................            (273)                150
    Prepaid expenses and other.......................................................             855              (5,439)
                                                                                       --------------     ---------------
     Net cash provided by (used in) operating activities.............................           6,978              (5,218)
                                                                                       --------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of clinic operating assets, net of cash acquired..........................              --              (8,115)
 Additions to property and equipment, net of effects of acquisitions.................          (2,425)             (6,462)
                                                                                       --------------     ---------------
     Net cash used in investing activities...........................................          (2,425)            (14,577)
                                                                                       --------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds (payments) on long-term debt, net..........................................             972                (604)
 Net repayments on obligations to affiliates.........................................          (2,066)            (10,704)
 Proceeds from exercise of stock options.............................................              --                 236
 Purchase of Treasury Stock..........................................................              --                (399)
 Proceeds from sale of practice......................................................           1,216                  --
                                                                                       --------------     ---------------
     Net cash used in financing activities...........................................             122             (11,471)
                                                                                       --------------     ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.................................           4,675             (31,266)
CASH AND CASH EQUIVALENTS, beginning of period.......................................          15,056              53,418
                                                                                       --------------     ---------------
CASH AND CASH EQUIVALENTS, end of period.............................................  $       19,731     $        22,152
                                                                                       ==============     ===============


SUPPLEMENTAL INFORMATION:
     NONCASH TRANSACTIONS:
     Sale of practice and related ASC in exchange for PRG common stock...............  $           --     $         2,500
                                                                                       ==============     ===============
     Receivable from sale of stock...................................................  $           --     $         2,225
                                                                                       ==============     ===============




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

2.   CURRENT OPERATING ENVIRONMENT

     During the course of late 1996 and early 1997, the Company experienced significant growth in the number of practices it was affiliated with, particularly in connection with the acquisition of EyeCorp, Inc. ("EyeCorp"), American Ophthalmic Incorporated ("AOI") and the ophthalmic division of EquiMed, Inc. ("EquiMed"). This growth created substantial integration challenges for PRG relative to its operating infrastructure, as well as to its financial systems and cash management systems, especially transaction activity between the individual practices and corporate accounting. Concurrently with these substantial integration efforts, PRG experienced a significant stock price decline, which caused the Company to convert its acquisition program from a stock based to a cash and note based model and to reduce the size of the overall program. Also, during the course of 1997, litigation relating to the EquiMed acquisition, patent litigation relating to refractive procedures at certain of the Company's affiliated practices and various disputes with certain of the affiliated practices created further demands on corporate resources. Operating income also began to decline. Cash decreased during 1997 as a result of these events and an increase in the Company's due from affiliates balance.

     In response to these events, the Company, during the latter half of 1997 and early 1998, re-evaluated its strategic position and initiated (1) a review of its affiliated practice relationships in light of available resources, market penetration and geographic coverage and (2) a comprehensive review of its due from affiliates balances. These reviews resulted in a decision by the Company to begin termination of its affiliations with approximately 44 eye care practices and a conclusion that certain portions of its due from affiliates balance might not be realized. This decision and conclusion resulted in the Company incurring combined pre-tax charges of $76,706,000 during the third and fourth quarters of 1997. In connection with the Company's ongoing review of the disposition process, the Company recorded additional reserves of $681,000 during the second quarter of 1998.

     In March of 1998, management and the Board of Directors of the Company began pursuing a plan ("Restructure Plan") that would significantly restructure the Company by, among other things, (1) lowering the service fees charged to the affiliated practices; (2) reducing the level of services provided to the practices; (3) shortening the term of the service agreements significantly; (4) allowing the affiliated physicians to repurchase, for cash, the tangible assets and re-employ the practice personnel; and (5) accelerating the payment by the affiliated physicians/practices of their indebtedness amounts owed to the Company.

                PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

     The proposed Restructure Plan was included in the Company's Proxy Statement related to the Company's 1998 Annual Stockholder's Meeting for submission to the Company's stockholders for approval. Concurrent with the Company's efforts to implement the Restructure Plan, Dr. David Meyer ("Meyer"), a physician associated with one of the Company's affiliated practices, a former director of the Company, and the Company's largest shareholder, initiated efforts to develop a separate restructuring program which was presented to the Board of Directors in July 1998.

     On July 25, 1998, the Company and Meyer entered into a letter of intent (the "LOI") related to a proposed restructuring of the Company's operations.
The LOI contemplates that the Company will enter into definitive agreements (the "Definitive Agreements") prior to September 22, 1998, in form and substance acceptable to the Company and Meyer that provide for the following (collectively referred to as the "Complete Transaction"):

     (i) Following execution of the Definitive Agreements and the satisfaction of conditions precedent to be contained therein, the commencement by Meyer and other persons or entities who join with him (collectively the "Stock Buyers") of a cash tender offer to purchase at least 10,000,000 and no more than 30,000,000 shares of the Company's outstanding Common Stock at a price of $5.00 per share.

     (ii) The restructure of management service agreements and other contractual relationships (collectively, the "Provider Contracts") between PRG physicians and other providers affiliated with PRG (collectively, the "Providers") to (a) reduce management fees payable under the terms of the Provider Contracts, (b) limit the services to be provided by PRG under the Provider Contracts and (c) make other adjustments deemed by Meyer or a committee of Providers selected by him to be appropriate and reasonable.

     (iii) Entry by Most Providers (hereafter defined) into agreements with PRG pursuant to which an amount will be agreed upon by Meyer (or a committee appointed by him) and the Provider that specifies the amount of affiliate receivables owed by the Provider to PRG (each a "Provider Settlement Amount"). As used in the LOI, "Most Providers" means Providers and Practices (hereafter defined) whose adjusted gross income (as determined for federal income tax purposes) for the year ended December 31, 1997 equals or exceeds 75% of the adjusted gross income of all Providers and Practices.

     (iv) The transfer by PRG to the ophthalmic and optometric practices managed by PRG (the "Practices") of the operating assets used in the operation of the Practices.

     (v) Transfer by PRG to Providers and Practices from which PRG purchased Ambulatory Surgery Centers (the "ASC's") of an interest in the ASC's anticipated to be in the range of 25-33%.

     Consummation of the transactions contemplated by the LOI is subject to a number of conditions. Subsequent to the execution of the LOI with Meyer, the members of the Company's Board of Directors withdrew their approval of the Restructure Plan and the proposal was not submitted to the shareholders for approval at the 1998 Annual Shareholders meeting held on July 31, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-1997 and 1998 Activity".

     During the second quarter of 1998, the Company received notification from certain practices of alleged breaches of the Service Agreements and requesting a cure of the breaches within 60 days. In July 1998, 14 affiliated practices attempted to unilaterally terminate their Service Agreements due to alleged uncured defaults. In addition, some of those practices have also initiated legal proceedings against the Company and certain of its subsidiaries. See Part II, Other Information, Item 1, Legal Proceedings. The Company intends to vigorously pursue the matters and enforce the Service Agreements. In connection with these practices, the Company has recorded pre-tax charges of approximately $47,000,000 relating to valuation of receivables ($4,326,000) and impairment of intangible assets ($42,632,000) associated therewith. These practices provided $30,470,000 of revenue and $4,564,000 of management service fees for the Company in 1997.

                PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

     In the third and fourth quarters of 1998, there are significant debt service requirements on the Company's credit facility which cannot be funded strictly from existing cash balances as of June 30, 1998. Management believes that the Company's existing cash, cash flow from operations, income tax refunds and cash generated from practice disassociations or other asset dispositions will be sufficient to allow the Company to meet its planned obligations as they become due and to remain in compliance with its debt agreement for the remainder of 1998 and through the second quarter of 1999; provided, however, that the Company is allowed, under the terms of the LOI, to successfully dispose of assets and practices in a timely manner and to pursue collection of its affiliate practice receivables on a timely basis.

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

     Certain states in which the Company operates allow the corporate practice of medicine. In those states, the Company's revenues are derived from medical services performed. In addition, the Company owns, operates and manages ASC's through various arrangements. Revenues derived from company-owned ASC's are based on facility fees charged to patients and third-party payors for use of the ASC's. Revenues from managed ASC's are derived from a percentage of earnings as well as reimbursement of ASC's expenses. ASC's revenues are also net of contractual adjustments. Revenues earned under these arrangements from majority-owned ASC's are presented as medical service revenues on the accompanying consolidated statements of operations; minority-owned ASC's are presented as management service revenues.

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

     In the latter half of 1997 and early 1998, the Company conducted an in-depth review of its due from affiliates balances, which resulted in certain procedural changes relating to account collection and an increase in the allowance related to these receivables to $11,322,000 as of December 31, 1997 and March 31, 1998. The Company continued to monitor its due from affiliate balances during the quarter ended June 30, 1998. In conjunction with that review, the Company recorded additional allowances against these receivables of $7,852,000 in the second quarter of 1998. Included in this charge is $4,326,000 associated with certain practices which are parties to litigation with PRG, as discussed in Note 2. Management believes the allowances provided to date are adequate to provide for any amounts that are not realizable. However, the Company continues to monitor its due from affiliates balances and there can be no assurances that additional allowances will not be recorded in the future.

4.   ASSETS HELD FOR DISPOSITION

     As discussed in Note 2, during the latter half of 1997 and early 1998, the Company made a decision to terminate its affiliation with approximately 44 eye care practices through either sale or disposition, or, with respect to certain smaller optometry practices, significant restructuring of their agreements. In connection therewith, pre-tax allowances of approximately $66,065,000 have been provided for losses to be incurred in this process. As of December 31, 1997, the Company anticipated the sale and disposition process to be completed during 1998, and reclassified the net assets of these practices, including the related intangible assets, into "Assets Held for Disposition" on the accompanying consolidated balance sheets, net of such allowances. Due to restrictions imposed upon the Company by the LOI, only those assets for which a definitive sales agreement has been entered into, have been classified as current in the accompanying balance sheet, as of June 30, 1998. The remaining net assets held for disposition have been reclassified as long-term in the accompanying balance sheet as of June 30, 1998. In spite of the

                PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

long-term classification of these assets, management intends to dispose of them as permitted under the LOI and no assurances can be made that they will not be disposed of within the next twelve months.

     The following is a table which reflects the carrying value of the assets and liabilities reclassified into "Assets Held for Disposition" as of June 30, 1998:


                        DESCRIPTION                           JUNE 30, 1998
                        -----------                          ---------------
                                                                 (000'S)
                                                             ---------------


Current assets.............................................      $ 15,401
Property and equipment.....................................        10,618
Intangible and other non-current assets....................        52,387
Liabilities assumed........................................       (16,650)
                                                             ---------------
Net assets held for disposition............................        61,756
  Less Asset valuation allowances..........................       (51,964)
                                                             ---------------
Assets held for disposition................................         9,792
  Less current portion.....................................        (1,600)
                                                             ---------------
Long-term assets held for disposition, net.................      $  8,192
                                                             ===============


5.   CREDIT FACILITY

     On April 30, 1998, in response to the loan covenant violations under the Company's $90,000,000 credit facility, the Company established a smaller $14,000,000 credit facility with NationsBank, of which $14,000,000 had been borrowed as of June 30, 1998. The credit facility is secured by a security interest in all service agreements, accounts receivable and general intangibles of the Company. In addition, the credit facility is partially guaranteed by one current member of the Company's Board of Directors, and Meyer, the Company's largest shareholder, and party to the LOI contemplated by the Company and discussed more fully in Note 2. Guarantor fees through June 30, 1998 total $780,000. The terms of the loan require the Company to reduce the principle balance to $9,500,000 by September 30, 1998; the remaining principle matures on December 31, 1998. Interest rates on borrowings are LIBOR plus 2.5%.

     The loan covenant requires the Company to apply 75% of the gross proceeds of asset dispositions of less than an aggregate of $1,000,000 to the permanent reduction of the principle amount outstanding under the credit facility. In compliance with loan covenants, in July 1998, the Company applied $281,228 against the outstanding principle balance. As of August 7, the unpaid principle balance on the loan was $13,718,772.

     On July 31, 1998, the Company received notification from NationsBank of an acceleration of an affiliate practice loan, on which PRG is a guarantor, resulting from loan covenant violations by PRG at December 31, 1997, which were cured in the establishment of the new credit facility in April 1998, as previously discussed. Non-payment of the accelerated loan carrying a principle balance of approximately $1,100,000 would result in default under the affiliate practice loan and would cause an event of default under the Company's loan covenant. The practice has until October 10, 1998 to cure the default. The Company intends to provide assistance necessary to allow the affiliated practice to cure the default, including but not limited to providing assistance in refinancing the loan with another institution. Currently the Company expects the affiliate's default to be cured prior to October 10, 1998.

     As a result of additional reserves made against affiliate receivables and intangible assets associated with practice litigation and ongoing affiliate receivable collectibility issues as discussed in Notes 2 and 3, the Company was in breach of the financial covenants contained in the Company's amended credit facility. However, the Company's bank lenders have provided a waiver with respect to default.

                PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

     At June 30, 1998, cash was $19,731,000, including practice operating funds of approximately $14,551,000. In the third and fourth quarters of 1998, there are significant debt service requirements on the Company's credit facility which cannot be funded strictly from existing cash balances as of June 30, 1998. Management believes that the Company's existing cash, cash generated from operations, income tax refunds and cash generated from practice disassociations or other asset dispositions will be sufficient to allow the Company to meet its planned obligations as they become due and to remain in compliance with its debt agreement for the remainder of 1998; provided, however, that the Company is allowed, under the terms of the LOI, to successfully dispose of assets and practices in a timely manner and to pursue collection of its affiliate practice receivables on a timely basis.

6.   INTANGIBLE ASSETS

     Intangible assets consist of the value of the non-physician employee workforce, goodwill associated with ASC's acquisitions, and management service agreements. All intangibles are amortized over varying periods on a straight-line basis. Workforce intangibles are amortized over seven years. Amounts paid for ASC's acquisitions in excess of the net assets acquired are treated as goodwill and are amortized over 40 years. Effective January 1, 1998, the Company reduced its maximum period of amortization from 40 years to 25 remaining years as the useful life for amortization of its management service agreements. This change in accounting estimate was made to reflect a more conservative amortization period for management service agreement intangible assets regarding the use of amortization periods in excess of 25 years on a prospective basis. During the first and second quarters of 1998, additional amortization of approximately $1,700,000 was recognized.

     In July 1998, the Company received notification from several of its affiliated practices claiming termination of the service agreements and/or initiating legal proceedings against the Company, as discussed more fully in
Note 2. During the second quarter of 1998, the Company recorded pre-tax allowances of $42,632,000 against intangible assets associated with these practices.

     In connection with any significant restructuring of the Company's Provider Contracts, as currently contemplated under the LOI, the Company will assess whether a significant write-down of intangible assets is appropriate. The Company, however, will not be in a position to determine appropriate amounts of any such write-down until definitive agreements are reached with respect to a restructuring.

7.   COMMITMENTS AND CONTINGENCIES

     The Company and certain of its officers and directors have been named in six class action lawsuits, all pending in the U.S. District Court for the Northern District of Texas. These class action lawsuits make various allegations of violation of the federal securities laws (specifically Sections 10 and 20 of the Securities Exchange Act of 1934) including misrepresentations and omissions of material facts in connection with purchases and sales of the Company's securities. Damages are claimed but unspecified as to amount. The Company has filed a motion requesting consolidation of these six lawsuits into one action and intends to vigorously defend against the various claims alleged.

     During 1996, the Company acquired a practice that is a party to litigation regarding alleged infringement of three patents related to certain refractive surgical procedures. The practice believes that its procedure does not infringe the patented procedures. PRG is assisting in the defense of this litigation due to the potential impact on certain other practices. The Company has incurred $3,433,000 of legal expense related to this litigation through June 30, 1998 and expects to incur additional costs associated with this litigation throughout 1998, but has not agreed to be responsible for any damage amounts that might be awarded against the practices. Management of the Company believes that while the outcome of this litigation will not have a material impact on its financial condition or results of operations, the legal costs associated with this litigation to date have had a material impact on the Company's results of operations in 1997 and may continue to have a material impact during 1998.

                PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES


     On May 15, 1997, EquiMed initiated arbitration proceedings against the Company and a wholly-owned subsidiary of the Company before the American Arbitration Association, Philadelphia, Pennsylvania. EquiMed alleged breach of contract, fraud, trespass and conversion based principally on the alleged failure of the Company to cooperate with EquiMed in completing follow-on acquisitions that could have resulted in the payment of additional consideration to EquiMed, and the alleged failure by the Company to provide EquiMed with access to EquiMed's accounting records. EquiMed has asserted entitlement to damages in excess of $30,000,000 plus punitive damages, costs and attorneys' fees. PRG intends to vigorously defend such claims and has asserted a counterclaim against EquiMed for damages in excess of $45,000,000. The arbitration hearing is currently scheduled to begin October 26, 1998.

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

     An affiliated practice brought suit against the Company and certain other individuals on November 19, 1997. The practice alleges failure to perform and violations of the Federal Anti-Kickback Statute and the Texas Illegal Remuneration Act. The Company is vigorously defending this action.

     On July 23, 1997, an affiliated practice initiated arbitration proceedings against the Company and some of its subsidiaries before the American Arbitration Association, Dallas, Texas. The practice seeks to terminate the service agreement and obtain damages. The arbitration hearing was concluded in July 1998. The parties are currently briefing post-hearing matters. It is expected that the panel will reach a decision thirty days following submission of final briefs.

     On July 23, 1998, six affiliated practices brought suit against the Company and certain of its subsidiaries alleging securities laws violations, fraud, civil conspiracy, negligent misrepresentation and breach of contract. The Company intends to vigorously defend such claims.

     As indicated above with respect to the class action lawsuits, the patent lawsuit, the EquiMed arbitration, the AOI acquisition disputes and the affiliated practice disputes, the Company intends to defend each of the claims vigorously and does not believe that, with the exception of the potential effect of ongoing legal expenses, the actions will have a material adverse effect on the financial condition or results of operations of the Company.

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

                PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  General

     PRG began operations in 1995 and is a provider of physician practice management services to ophthalmic and optometric practices and one of the nation's largest single-specialty physician practice management companies. PRG develops integrated eye care delivery systems through affiliations with locally prominent eye care practices in selected geographic markets across the United States. PRG acquires the operating assets of these practices and develops the practices into comprehensive eye care networks by providing management expertise, marketing, information systems, capital resources and ancillary services such as ASC's and optical dispensaries. As of August 7, 1998, PRG was affiliated with 127 eye care practices that were staffed with 401 ophthalmologists and 180 optometrists at 342 locations in 22 states.

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

     1997 and 1998 Activity

     At various times during 1997, the Company acquired, in purchase transactions, the assets of 27 eye care practices and three ASC's. Aggregate consideration for these acquisitions was $37,790,000 in cash, promissory notes, convertible promissory notes and common stock (valued at the market price on date of issuance). In addition to these practice asset and ASC acquisitions, the Company developed two ASC's in 1997. These acquisitions and development projects collectively strengthened PRG's position in Louisiana, California, Pennsylvania, Kentucky, Ohio, Texas, Arizona, Florida, Tennessee, Nevada, New York and New Jersey. Seventeen of these 27 acquisitions were combined into existing PRG practices.

     As more fully discussed in Note 2 of Condensed Notes to Consolidated Financial Statements, PRG initiated, during the latter half of 1997, a strategic review of its assets, operations and available resources. As a result of such review, the Company decided, during the third and fourth quarters of 1997, to begin the process of terminating its affiliations with approximately 44 practices and to sell and/or dispose of certain of the assets and liabilities associated therewith. In connection with such process, the Company recorded pre-tax charges of approximately $65,384,000 in 1997 with respect to (1) the anticipated future dispositions of these practice assets and liabilities, and
(2) the anticipated losses on the disposition of seven smaller optometry practice affiliations effectively terminated in an agreement restructuring process. In connection with the Company's ongoing review of the disposition process, the Company recorded additional reserves of $681,000 during the second quarter of 1998.

                PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES


     In March of 1998, management and the Board of Directors of the Company began pursuing a plan that would significantly restructure the Company and that would require physician acceptance and shareholder approval to be successful. The proposed Restructure Plan was included in the Company's Proxy Statement related to its 1998 Annual Meeting of Stockholders for submission to the shareholders for approval. Concurrent with the Company's efforts to develop the Restructure Plan, Meyer initiated efforts to develop a separate restructuring program which was presented to the Board of Directors in July 1998.

     On July 25, 1998, the Company and Meyer entered into the LOI related to a proposed restructuring of the Company's operations. The LOI contemplates that the Company will enter into Definitive Agreements prior to September 22, 1998, in form and substance acceptable to the Company and Meyer that provide for the following Complete Transaction:

     (i) Following execution of the Definitive Agreements and the satisfaction of conditions precedent to be contained therein, the commencement by Meyer and Stock Buyers of a cash tender offer to purchase at least 10,000,000 and no more than 30,000,000 shares of the Company's outstanding Common Stock at a price of $5.00 per share.

     (ii) The restructure of Provider Contracts between PRG and the Providers to (a) reduce management fees payable under the terms of the Provider Contracts, (b) limit the services to be provided by PRG under the Provider Contracts and (c) make other adjustments deemed by Meyer or a committee of Providers selected by him to be appropriate and reasonable.

     (iii) Entry by Most Providers into agreements with PRG pursuant to which an amount will be agreed upon by Meyer (or a committee appointed by him) and the Provider as the Provider Settlement Amount.

     (iv) The transfer by PRG to the Practices of the operating assets used in the operation of the Practices.

     (v) Transfer by PRG to Providers and Practices from which PRG purchased the ASC's of an interest in the ASC's anticipated to be in the range of 25-33%.

     The LOI contemplates that in connection with consummation of the Complete Transaction, each Provider that enters into a restructuring agreement with PRG will receive a number of newly issued shares of PRG Common Stock equal to his Provider Restructure Settlement Amount divided by $5.00 less any amount paid by the Provider for PRG Common Stock in the proposed tender offer.

     There can be no assurance that PRG will be able to successfully negotiate and execute Definitive Agreements with Meyer or that the transactions contemplated by the Definitive Agreements will be consummated. Execution of the Definitive Agreements is subject to a number of conditions, including (i) receipt by PRG of an opinion of an investment banking firm acceptable to PRG and Meyer that the terms of the Complete Transaction are fair to the stockholders of PRG from a financial point of view; (ii) receipt by Meyer of certain assurances related to participation by others in the purchase of at least 5,000,000 shares of PRG Common Stock in the tender offer; (iii) receipt by Meyer of financing commitments for the tender offer in amounts and terms satisfactory to him; and
(iv) Meyer's satisfaction that in the event of an acceleration of PRG's indebtedness related to its outstanding convertible subordinated debentures as the result of the tender offer or any default in payment, the Company's existing debenture holders will agree to a restructuring of their debt on terms satisfactory to Meyer or the Company will be able to refinance such indebtedness on terms satisfactory to Meyer. Conditions to consummation of the Complete Transaction include receipt of requisite governmental and third party consents, resolution of stockholder claims and litigation against PRG to the satisfaction of Meyer and the resolution by Providers whose adjusted gross income (as determined for federal income tax purposes) for the year ended December 31, 1997 equals or exceeds 90% of the adjusted gross income of all Providers for the year ended December 31, 1997.

                PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES


     Meyer is a former director of PRG, the largest single stockholder and controls one of the largest Practices managed by PRG (the "VRF"). PRG has reflected on its June 30, 1998 balance sheet affiliate receivables, from VRF of $2,078,000, against which allowances of $1,730,000 have been recorded at June 30, 1998. Certain elements of the receivables are disputed by Meyer and VRF.

     The LOI provides that it may be terminated by PRG prior to December 31, 1998 under very limited circumstances. The LOI contains standstill provisions restricting PRG's ability to discuss with others potentially conflicting transactions during the term of the LOI, provides for the payment to a charity selected by Meyer of a break up fee in the amount of $1,000,000 under certain circumstances and contemplates that the Definitive Agreements will provide for the payment of a break up fee to Meyer under certain circumstances in the amount of $10,000,000 in the event similar standstill provisions therein are breached.

     During the second quarter of 1998, the Company received notification from certain practices of alleged breaches of the Service Agreements and requesting a cure of the breaches within 60 days. In July 1998, 14 affiliated practices attempted to unilaterally terminate their Service Agreements due to alleged uncured defaults. In addition, several practices have also initiated legal proceedings against the Company and certain of its subsidiaries. The Company intends to vigorously pursue the matters and enforce the Service Agreements. In connection with these practices, the Company has recorded pre-tax charges of approximately $47,000,000 relating to receivables and intangible assets associated therewith.

     On August 3, 1998, the Company received a letter from the New York Stock Exchange (the "NYSE") indicating that the NYSE believes that the Company falls below the NYSE's continued listing criteria. The NYSE has provided the Company a 30-day period to make a submission supporting a recommendation for continued listing of the PRG Common Stock on the NYSE. The Company intends to make such a submission, but there can be no assurance that the submission will be successful.


RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

Revenues

     Total revenues for the six months ended June 30, 1998 decreased $8,054,000 or 4% from the six months ended June 30, 1997. Both management service fees and medical service fees dropped 4%, respectively. The decrease in revenues is the result of the cessation of operations of affiliated practices and increases in contractual allowances at the Company's remaining practices.

Costs and Expenses

     Salaries, wages and benefits for the six-month period ended June 30, 1998 decreased $6,308,000 from the six-month period ended June 30, 1997. As a percent of total revenues, these expenses remained relatively comparable from period to period. The decrease in dollar amounts is attributable primarily to the cessation of operations at affiliated practices and resultant reduced personnel levels.

     Pharmaceuticals and supplies for the six months ended June 30, 1998 decreased 3% as compared to the six months ended June 30, 1997. These expenses as a percent of total revenue remained at 12% for both six-month periods. The decreased dollar amount is due in part to a reclassification of expenses associated with the managed care activities from pharmaceutical and supplies to general and administrative expenses.

               PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

     General and administrative expenses for the first half of 1998 increased $8,174,000, or 17% over the first half of 1997. As a percent of total revenue, general and administrative expenses increased 5%. The increase is due primarily to significantly increased usage of leased laser equipment, higher expenses associated with managed care, increased accounting and consulting fees and debt guarantee fees.

     Depreciation and amortization expense for the six months ended June 30, 1998 increased 15% over the six months ended June 30, 1997. Substantially all of the increase is due to the reduction of useful lives for the intangible assets associated with management service agreements from 40 to 25 years prospectively, as adopted in January 1998.

     Interest expense, net, for the first six months of 1998 increased 28% over the first six months of 1997. The increase is due to higher levels of outstanding debt and lower cash balances as compared to the same period in 1997.

     Asset valuation reserves totaling $51,165,000 were recorded during the second quarter of 1998 for increases in allowances against affiliate receivables of $7,852,000, impairment of intangible assets of $42,632,000 and additional charges associated with the disposal of affiliate practices of $681,000. See Notes 2 and 3 of the Condensed Notes to the Financial Statements for a more complete discussion of the issues surrounding these charges.

     Patent litigation defense costs for the first half of 1998 decreased $881,000 from the first half of 1997. This decrease is due to lessened activity in the Pillar Point litigation as discussed in Part II, Legal Proceedings.


COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

Revenues

     Total revenues for the three months ended June 30, 1998 decreased $10,827,000, or 10% from the three months ended June 30, 1997. Management service fees decreased 8% and medical service fees decreased 14%. The 10% decrease in revenues is largely the result of the cessation of operations at affiliated practices.

Cost and Expenses

     Salaries, wages and benefits for the three-month period ended June 30, 1998 decreased $6,896,000 from the three-month period ended June 30, 1997. As a percent of total revenue, these expenses decreased from 50% for the quarter ended June 30, 1997 to 48% for the quarter ended June 30, 1998. The decrease is attributable primarily to the cessation of operations at affiliated practices and resultant reduced personnel levels.

     Pharmaceuticals and supplies expenses for the three months ended June 30, 1998 decreased 26% as compared to the three months ended June 30, 1997. The decrease as a percent of total revenue is 3% when compared to the comparable quarter in 1997. The decrease is due in part to a reclassification of expenses associated with the managed care activities from pharmaceuticals and supplies to general and administrative expenses.

     General and administrative expenses for the second quarter of 1998 increased $3,636,000, or 14% over the first half of 1997. As a percent of total revenue, general and administrative expenses increased 6%. The increase is due primarily to significantly increased usage of leased laser equipment, increased expenses associated with managed care, increased accounting and consulting fees and debt guarantee fees.

     Depreciation and amortization expense for the three months ended June 30, 1998 increased 12% over the three months ended June 30, 1997. Substantially all of this increase is due to the reduction of useful lives for the intangible assets associated with management service agreements from 40 to 25 years prospectively, as adopted in January 1998.

     Interest expense, net, for the first three months of 1998 increased 18% over the first three months of 1997. The increase is due to higher levels of outstanding debt and lower cash balances as compared to the 1997 period.

               PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

     Asset valuation reserves totaling $51,165,000 were recorded during the second quarter of 1998 for increases in allowances against affiliate receivables of $7,852,000, impairment of intangible assets of $42,632,000 and additional charges associated with the disposal of affiliate practices of $681,000. See Notes 2 and 3 of the Condensed Notes to the Financial Statements for a more complete discussion of the issues surrounding these charges.

     Patent litigation defense costs for the first half of 1998 decreased $456,000 from the first half of 1997. This decrease is due to lessened activity in the Pillar Point litigation as discussed in Part II, Legal Proceedings.


LIQUIDITY AND CAPITAL RESOURCES

Cash, Working Capital and Debt

     During the six months ended June 30, 1998, the Company continued to implement strategic initiatives begun in 1997, as discussed in Note 2 of the Condensed Notes to the Financial Statements. In spite of increases in trade and affiliate accounts receivable, cash from operations was positive at $6,978,000 and was used to fund additions to property and equipment and net repayments on obligations to affiliates. Accordingly, net cash flow was $4,675,000 for the six months ended June 30, 1998.

     On April 30, 1998, the Company established a $14,000,000 credit facility with NationsBank, which is secured by a security interest in all service agreements, accounts receivable and general intangibles and bears interest at the rate of LIBOR plus 2.5%. As of June 30, 1998, $14,000,000 had been borrowed under this credit facility, of which $4,500,000 is due by September 30, 1998 and the remaining balance is due by December 31, 1998. The loan covenant requires the Company to apply 75% of the gross proceeds of asset dispositions of less than an aggregate of $1,000,000 to the permanent reduction of the principle amount outstanding under the credit facility. In compliance with loan covenants, in July 1998, the Company applied $281,228 against the outstanding principle balance. As of August 7, the unpaid principle balance on the loan was $13,718,772. The Company is required to reduce the unpaid principle to $9,500,000 on or prior to September 30, 1998. This payment requirement will place a significant strain on the Company cash and working capital needs.

     On July 31, 1998, the Company received notification from NationsBank of an acceleration of an affiliate practice loan on which PRG is a guarantor resulting from loan covenant violations by PRG at December 31, 1997, which were cured in the establishment of the new credit facility in April 1998. Non-payment of the accelerated loan carrying a balance of $1,100,000 would result in a default under the affiliate practice loan and would cause an event of default under the Company's loan covenant. The practice has until October 10, 1998 to cure the default. The Company intends to provide assistance necessary to allow the affiliated practice to cure the default, including but not limited to providing assistance in refinancing the loan with another institution. Currently, the Company expects the default to be cured prior to October 10, 1998.

     As a result of additional reserves made against affiliate receivables and intangible assets associated with practice litigation and ongoing affiliate receivable collectibility issues, as discussed in Notes 2 and 3, the Company was in breach of the financial covenants contained in the Company's amended credit facility. However, the Company's bank lenders have provided a waiver with respect to default.

     At June 30, 1998, cash was $19,731,000, including practice operating funds of approximately $14,551,000. In the third and fourth quarters of 1998, there are significant debt service requirements on the Company's credit facility which cannot be funded strictly from existing cash balances as of June 30, 1998. Management believes that the Company's existing cash, cash generated from operations, income tax refunds and cash generated from practice disassociations or other asset dispositions will be sufficient to allow the Company to meet its planned obligations as they become due and to remain in compliance with its debt agreement for the remainder of 1998 and through the second quarter of 1999, provided that the Company is allowed, under the terms of the LOI, to successfully dispose of assets and practices in a timely manner and to pursue collection of its affiliate practice receivables in a timely manner.

               PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

     Certain statements in this Form 10-Q consist of forward-looking statements that involve risks and uncertainties, including the Company's ability to successfully service and integrate eye care providers, regulatory developments, the ability to adapt to the managed care environment, dispose of certain assets and practices in a timely and orderly manner, collect receivables and other risks detailed from time to time in the reports filed by the Company with the Securities and Exchange Commission, including Form 10-K dated December 31, 1997.

               PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     EquiMed Inc. v. Physicians Resource Group, Inc. and PRG Georgia, Inc.
On May 15, 1997, EquiMed, Inc. initiated arbitration proceedings against the Company and a wholly-owned subsidiary of the Company before the American Arbitration Association, Philadelphia, Pennsylvania, alleging breach of contract, fraud, trespass, conversion and indemnity based principally on the alleged failure of the Company to cooperate with EquiMed in completing follow on acquisitions that could have resulted in the payment of additional consideration to EquiMed and the alleged failure by the Company to provide EquiMed with access to EquiMed's accounting records. EquiMed has asserted damage claims in excess of $30,000,000 plus punitive damages, costs and attorneys' fees. PRG intends to vigorously defend such claims and has asserted a counterclaim against EquiMed for damages in excess of $45,000,000. The arbitration hearing is currently scheduled to begin October 26, 1998.

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

               PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

another and certain other contractual agreements would be entered into relating to the development of an ASC. No assurance can be provided that the settlement will be finalized.

         Sahara-Lindell Surgery Centers, Inc. vs. American Surgery Centers of Las Vegas, Inc., American Surgery Centers of Las Vegas Limited Partnership and Does I through X was filed on October 22, 1997 in the District Court, Clark County, Nevada for breach of a promissory note. Damages sought are in excess of $7,000,000. The defendants are affiliates of the Company. The Company is vigorously defending the suit and has asserted a number of affirmative defenses, including illegality, mutual mistake and scrivener's error. Trial of the matter is expected in late 1998 or early 1999, but no setting has been received.

         RGB Eye Associates, P.A., Robert Burlingame, M.D., JW Eye Associates, P.A., Jeffrey Whitman, M.D., Lawrence A. Shafron, M.D., P.A., Lawrence A. Shafron, M.D., RC Eye Associates, P.A., Rudolf Churner, M.D., JMH Eye Associates, P.A., John M. Haley, M.D., SAW Eye Associates, P.A., and Shelby A. Wyll, M.D., vs. Physicians Resource Group, Inc., Texas PRG VII, Inc., Texas PRG V, Inc., Texas PRG VI, Inc., Texas PRG XV, Inc., Texas PRG II, Inc., and Texas PRG III, Inc., was filed on July 23,1998 in the U.S. District Court for the Northern District of Texas, Dallas Division. The plaintiffs allege violations of
Section 10 of the Securities Exchange Act of 1934, Article 581-33 of the Securities Act of the State of Texas, violations of Section 27.01 of the Texas Business and Commerce Code, statutory and common law fraud, civil conspiracy, negligent misrepresentation and breach of contract. The plaintiffs seek declaratory judgement that (i) the agreements violate the Federal Anti-Kickback Statute and (ii) plaintiffs have lawfully terminated the agreements. Plaintiffs also seek unspecified damages. The Company intends to vigorously defend this action.

         W. Stephen Ku, M.D., Steven L. Elieff, M.D., WSI Eye Associates, P.A.
v. Physicians Resource Group, Inc., Emmett E. Moore, individually, Richard M. Owen, individually, Richard J. D'Amico, individually, Mark P. Kingston, individually and Michael Beck individually, was filed on November 19, 1997 in the U.S. District Court of the Northern District of Texas. The plaintiffs allege violations of the Federal Anti-Kickback Statute, Texas Health and Safety Code ss.161.091 et seq., violation of the prohibition against the practice of medicine by corporations under Texas state law, breach of the service agreement, violation of ss.ss. 11 and 12(2) of the 1933 Securities Act, and violation of the Texas Securities Act. Plaintiffs seek actual damages, rescission, punitive damages and attorney's fees. The Company has filed a counterclaim. This matter was originally filed in state court and has been removed to federal court. The Company intends to vigorously defend this action.

         Stuart J. Kaufman, M.D. and Stuart J. Kaufman, M.D. and Associates, P.A., v. Physicians Resource Group, Inc. and PRG Florida I, Inc., is pending before the American Arbitration Association, Dallas, Texas. The Demand for Arbitration was made by plaintiffs on July 23, 1997. Plaintiffs seek termination of the service agreement and damages in excess of $1,900,000. The arbitration hearing was concluded in July 1998, post-hearing briefing will be completed August 17, 1998, and a ruling is anticipated by September 17, 1998.

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

               PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit
         Number                     Description
         -------                    -----------

         2.1      --       Amended and Restated Agreement and Plan of Merger
                           by and among Physicians Resource Group, Inc., PRG
                           Acquisition Corporation and EyeCorp, Inc., dated
                           December 22, 1995.(2) (8)

         2.2      --       Asset Purchase Agreement by and among EquiMed, Inc.,
                           PRG Georgia, and Physicians Resource Group, Inc.
                           dated October 7, 1996.(12) (8)

         2.3      --       Agreement and Plan of Merger by and among American
                           Ophthalmic Incorporated, PRG Acquisition Corporation and Physicians Resource Group, Inc. dated October 7,
                           1996.(12) (8)

         2.4      --       Asset Purchase Agreement by and among Sun Valley
                           Acquisition Corporation, Barnet-Dulaney Eye Center,
                           P.L.L.C., Ronald W. Barnet, M.D., David D. Dulaney,
                           M.D., Robert B. Pinkert, O.D. and Scott A. Perkins,
                           M.D. dated November 29, 1995.(2) (8)

         2.5      --       First Amendment to Asset Purchase Agreement by and
                           among Sun Valley Acquisition Corporation, Barnet-
                           Dulaney Eye Center, P.L.L.C., Ronald W. Barnet, M.D.,
                           David D. Dulaney, M.D., Robert B. Pinkert, O.D. and
                           Scott A. Perkins, M.D. dated February 14, 1996.(3)
                           (8)

         2.6      --       Agreement and Plan of Merger by and among Physicians
                           Resource Group, Inc., Sun Valley Acquisition
                           Corporation, SVAC Acquisition Corporation, Daniel D.
                           Chambers, Michael R. Beck, John R. Hedrick and
                           Michael Yeary dated December 6, 1995.(2) (8)

         2.7      --       Agreement and Plan of Reorganization by and among PRG
                           Nevada Acquisition Corporation II, Inc., Physicians
                           Resource Group, Inc., Shepard Eye Surgicenter, Ltd.,
                           John R. Shepherd, M.D. and Steven Hansen, M.D. dated
                           December 6, 1995.(2) (8)

         2.8      --       Agreement and Plan of Reorganization by and among PRG
                           Nevada Acquisition Corporation III, Inc., Physicians
                           Resource Group, Inc., John R. Shepherd, M.D., Ltd., d/b/a Shepherd Eye Center, John R. Shepherd, M.D. and
                           Steven Hansen, M.D. dated December 6, 1995.(2)(8)

         2.9      --       Asset Purchase Agreement by and among Sun Valley
                           Acquisition Corporation, Mann Berkeley Eye Center,
                           P.A., Paul Michael Mann, M.D. and Ralph G. Berkeley,
                           M.D. dated November 11, 1995.(2) (8)

         2.10     --       First Amendment to Asset Purchase Agreement by and
                           among Sun Valley Acquisition Corporation, Mann
                           Berkeley Eye Center, P.A., Paul Michael Mann, M.D.
                           and Ralph G. Berkeley, M.D. dated February 14,
                           1996.(3) (8)

         2.11     --       Agreement and Plan of Merger by and among Central
                           Florida Eye Associates, P.A., Ronald Case, M.D.,
                           Brian Renz, M.D., Teo Kulyk, M.D., Jay Mulaney, M.D.,
                           PRG FL Acquisition Corporation, and Physicians
                           Resource Group, Inc.(13) (8)

         2.12     --       Agreement and Plan of Merger by and among G.C.R.
                           Investors, Ronald Case, M.D., Brian Renz, M.D., Jay
                           Mulaney, M.D., PRG FL Partnership I, and Physicians
                           Resource Group, Inc. (13) (8)

               PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

         2.13     --       Agreement and Plan of Merger by and among Central
                           Florida Eye Associates, Partners, Ronald Case, M.D.,
                           Brian Renz, M.D., Teo Kulyk, M.D., Jay Mulaney, M.D.,
                           PRG FL Partnership II, and Physicians Resource Group,
                           Inc.(13) (8)

         2.14     --       Agreement and Plan of Merger by and among South Texas
                           Retina Affiliates, Inc., SouthTexas Retina
                           Consultants, L.L.P., Charles H. Campbell, M.D., P.A.,
                           Charles H. Campbell, M.D., PRG TX Acquisition Corp. I and Physicians Resource Group, Inc.(13) (8)

         2.15     --       Agreement and Plan of Merger, dated August 13, 1996,
                           between PRG Ohio III, Inc., Physicians Resource
                           Group, Inc., Cincinnati Eye Institute, Inc., John S.
                           Cohen, M.D., James D. Faulkner, M.D., William J.
                           Faulkner, M.D., Robert C. Kersten, M.D., Richard S.
                           Kerstine, M.D., Robert H. Osher, M.D., Robert W.
                           Nash, M.D., Michael R. Petersen, M.D., Gary A.
                           Varley, M.D., Linda J. Greff, M.D., Robert J. Cionni,
                           M.D., Kevin T. Corcoran, O.D. and Corwin M. Smith,
                           M.D.(14) (8)

         2.16     --       Agreement and Plan of Reorganization, dated August
                           13, 1996, between PRG HEA Acq. Corp., Physicians
                           Resource Group, Inc., Houston Eye Associates, P.A.,
                           Malcom L. Mazow, M.D., Robert H. Stewart, M.D.,
                           Robert B. Wilkins, M.D., Jeffrey D. Lanier, M.D.,
                           Michael A. Bloome, M.D., Paul C. Salmonsen, M.D.,
                           Richard L. Kimbrough, M.D., Jack T. Holladay, M.D.,
                           Jeffrey B. Arnoult, M.D., William H. Quayle, M.D.,
                           John D. Goosey, M.D., John M. Lim, M.D., Kathryn H.
                           Musgrove, M.D., Marsha F. Soechting, M.D. and Marc N.
                           Longo, M.D.(14) (8)

         2.17     --       Asset Purchase Agreement, dated August 13, 1996,
                           between PRG Ohio III, Inc., Physicians Resource
                           Group, Inc. and CEI Realty Associates, Ltd.(14) (8)

         2.18     --       Agreement and Plan of Merger, dated August 13, 1996,
                           between PRG IV Acq. Corp., Physicians Resource Group,
                           Inc., Gregory L. Henderson, M.D., P.A. and Gregory L.
                           Henderson, M.D.(14) (8)

         2.19     --       Agreement and Plan of Merger, dated August 13, 1996,
                           between PRG IX Acq. Corp., Physicians Resource Group,
                           Inc., William Reynolds, M.D., P.A. and William
                           Reynolds, M.D.(14) (8)

         2.20     --       Agreement and Plan of Merger, dated August 12, 1996,
                           between PRG II Acq. Corp., Physicians Resource Group,
                           Inc., Tampa Eye Clinic, P.A., J. Burns Creighton,
                           M.D., Ronald Seeley, M.D., Lewis Lauring, M.D.,
                           William Reynolds, M.D., David Leach, M.D., P.A. and
                           Timothy Lorenzen, M.D., P.A.(14) (8)

         2.21     --       Agreement and Plan of Merger, dated August 13, 1996,
                           between PRG XI Acq. Corp., Physicians Resource Group,
                           Inc., Timothy Lorenzen, M.D., P.A. and Timothy
                           Lorenzen, M.D.(14) (8)

         2.22     --       Agreement and Plan of Merger, dated August 13, 1996,
                           between PRG VII Acq. Corp., Physicians Resource
                           Group, Inc., Ronald Seeley, M.D., P.A. and Ronald
                           Seeley, M.D. (14)(8)

         2.23     --       Agreement and Plan of Merger, dated August 13, 1996,
                           between PRG VI Acq. Corp., Physicians Resource Group,
                           Inc., J. Burns Creighton, M.D., P.A. and J. Burns
                           Creighton, M.D.(14) (8)

         2.24     --       Agreement and Plan of Merger, dated August 13, 1996,
                           between PRG X Acq. Corp., Physicians Resource Group,
                           Inc., David Leach, M.D., P.A. and David Leach,
                           M.D.(14) (8)

               PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES


         2.25     --       Agreement and Plan of Merger, dated August 13, 1996,
                           between PRG VIII Acq. Corp., Physicians Resource
                           Group, Inc., Lewis Lauring, M.D., P.A. and Lewis
                           Lauring, M.D. (14)(8)

         2.26     --       Asset Purchase Agreement, dated August 13, 1996,
                           between PRG Ohio, L.P., CEI Realty Associates, Ltd.
                           and Physicians Resource Group, Inc.(14) (8)

         2.27     --       Share Exchange Agreement by and among PRG Florida
                           XII, Inc., Melbourne Eye Associates of Brevard, Inc.,
                           Melbourne Eye Associates, P.A., William Broussard,
                           Trustee U.T.D. March 24, 1980, Michael F. Corcoran,
                           M.D., Trustee U.T.D. September 26, 1988, Andrew
                           Zorbis, M.D., Ralph Paylor, M.D., L. Neal Freeman,
                           M.D., and Kaukwok Frederick Ho, M.D., Trustee U.T.D.
                           November 24, 1989 and Physicians Resource Group,
                           Inc.(15) (8)

         3.1      --       Second Restated Certificate of Incorporation of
                           Physicians Resource Group, Inc.(10)

         3.2      --       Certificate of Designations, Preferences, Rights and
                           Limitations of Class A Preferred Stock of Physicians
                           Resource Group, Inc.(1)

         3.3      --       Third Amended and Restated Bylaws of Physicians
                           Resource Group, Inc.(5)

         4.1      --       Form of Warrant Certificate.(1)

         4.2      --       Form of certificate evidencing ownership of common
                           stock of Physicians Resource Group, Inc.(1)

         4.3      --       Rights Agreement dated as of April 19, 1996 between
                           Physicians Resource Group, Inc. and Chemical Mellon
                           Shareholder Services.(9)

         10.1     --       Physicians Resource Group, Inc. Amended and Restated
                           1995 Stock Option Plan.(5) (7)

         10.2     --       Physicians Resource Group, Inc. 1995 Health Care
                           Professionals Stock Option Plan.(1)

         10.3     --       Employment Agreement between Physicians Resource
                           Group, Inc. and Gregory L. Solomon.(1) (7)

         10.4     --       Employment Agreement between Physicians Resource
                           Group, Inc. and Emmett E. Moore.(19) (7)

         10.5     --       Employment Agreement between Physicians Resource
                           Group, Inc. and Richard M. Owen.(19) (7)

         10.6     --       Form of Indemnification Agreement for certain
                           Directors.(1)

         10.7     --       Form of Service Agreement by and between Physicians
                           Resource Group, Inc., Physicians Resource Group
                           Subsidiary, Inc. and TPZ, Inc. d/b/a/ Eye Care of
                           Medina, Inc.(1)

         10.8     --       Form of Service Agreement by and between Physicians
                           Resource Group, Inc., its wholly-owned subsidiary and The Eye Clinic of Texas.(1)

         10.9     --       Form of Service Agreement by and between Physicians
                           Resource Group, Inc., its wholly-owned subsidiary and David M. Schneider, M.D., Inc.(1)

         10.10    --       Form of Service Agreement by and between Physicians
                           Resource Group, Inc., its wholly-owned subsidiary and Texas Eye Institute Assoc.(1)

               PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

         10.11    --       Form of Service Agreement by and between Physicians
                           Resource Group Subsidiary, Inc., its wholly-owned subsidiary and McDonald Eye Associates, P.A.(1)

         10.12    --       Form of Service Agreement by and between Physicians
                           Resource Group, Inc., its wholly-owned subsidiary and Michael A. Minadeo, M.D., P.A.(1)

         10.13    --       Form of Service Agreement by and between Physicians
                           Resource Group, Inc., its wholly-owned subsidiary and Southern Nevada Eye Clinic, Inc., Kenneth C.
                           Westfield, M.D., Ltd. and Nevada Institute of
                           Ambulatory Surgery, Inc.(1)

         10.14    --       Form of Service Agreement by and between Physicians
                           Resource Group, Inc., its wholly-owned subsidiary and Eye Clinic, P.C.(1)

         10.15    --       Form of Service Agreement by and between Superior Eye
                           Care, Inc. and Charles D. Fritch, M.D., Inc.(1)

         10.16    --       Form of Service Agreement by and among Pacific Vision
                           Services, Inc. and Loma Linda Ophthalmology Medical
                           Group, Inc., Inland Eye Institute Medical Group, Inc.
                           and T.E.S.C., Inc.(1)

         10.17    --       First Amendment to Service Agreement by and among
                           Physicians Resource Group, Inc., as successor by merger to Pacific Vision Services, Inc., Loma Linda
                           Ophthalmology Medical Group, Inc., Inland Eye
                           Institute Medical Group, Inc. and T.E.S.C., Inc.
                           dated August 9, 1995.(4)

         10.18    --       Subscription Agreement, dated March 31, 1995, between
                           Notre Capital Ventures, Ltd. and Physicians Resource
                           Group, Inc.(1)

         10.19    --       Form of Registration Rights Agreement.(1)

         10.20    --       Form of Registration Rights Agreement.(1)

         10.21    --       Form of Registration Rights and Stockholders
                           Agreement.(1)

         10.22    --       Form of Registration Rights Agreement dated as of
                           March 7, 1996, by and among Physicians Resource
                           Group, Inc. and the former stockholders of EyeCorp, Inc.(5)

         10.23    --       Form of Option Agreement between Physicians Resource
                           Group, Inc. James A. Price, M.D., Ben F. House, M.D.,
                           Bruce E. Herron, M.D. and Mark R. Bateman, M.D.(1)

         10.24    --       Separation and Mutual Release Agreement between
                           Gregory Solomon and Physicians Resource Group, Inc.
                           (6) (7)

         10.25    --       Loan Agreement dated as of January 8, 1996, between
                           PRG and NationsBank of Tennessee, N.A.(2)

         10.26    --       Subordination Agreement dated as of December 28,
                           1995, by and among NationsBank, EyeCorp, Eyecare
                           Resource, Inc., the EyePA, Inc. and PRG.(2)

         10.27    --       Reimbursement Agreement dated as of December 28,
                           1995, between EyeCorp and PRG.(2)

               PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES


         10.28    --       Service Agreement dated as of February 23, 1994, by
                           and between EyeCorp, Inc., the Vitreoretinal
                           Foundation and David Meyer, M.D., John E. Linn, M.D.,
                           John D. Armstrong, M.D., John L. Elfervig, M.D. and
                           Thomas A. Browning, M.D.(5) (8)

         10.29    --       Amendment to Service Agreement, dated March 8, 1996,
                           by and between the Vitreoretinal Foundation, David
                           Meyer, M.D., John E. Linn, M.D., John D. Armstrong,
                           M.D., John L. Elfervig, M.D. and Thomas A. Browning,
                           M.D. and EyeCorp, Inc.(5)

         10.30    --       Second Amendment to Service Agreement dated as of
                           February 23, 1994, by and between EyeCorp, Inc., the
                           Vitreoretinal Foundation and David Meyer, M.D., John
                           E. Linn, M.D., John D. Armstrong, M.D., John L.
                           Elfervig, M.D. and Thomas A. Browning, M.D.(5)

         10.31    --       Loan and Security Agreement dated as of December
                           28, 1995, among EyeCorp, Inc., EyeCare Resource,
                           Inc., The EyePA, Inc. and NationsBank of Tennessee,
                           N.A.(5)

         10.32    --       Form of Indenture dated as of December 11, 1996,
                           between Physicians Resource Group, Inc. and U.S.
                           Trust Company of New York, N.A. (10)

         10.33    --       Form of Registration Rights Agreement, dated as of
                           December 6, 1996, between Physicians Resource Group,
                           Inc., and Smith Barney, Inc., Alex Brown & Sons
                           Incorporated, Soloman Brothers, Dillon Reed & Co.,
                           Inc. and Volpe Welty & Company.(10)

         10.34    --       Form of Purchase Agreement dated as of December 6,
                           1996.(10)

         10.35    --       Loan Agreement for $90,000,000 Revolving Credit Loan,
                           dated March 14, 1997, between Physicians Resource
                           Group, Inc. and NationsBank of Tennessee, N.A., Agent for the Banks Signatory hereto.(16)

         10.36    --       Physicians Resource Group, Inc. Employee Stock
                           Purchase Plan.(11)

         10.37    --       Employment Agreement between Physicians Resource
                           Group, Inc. and Mark Kingston.(7) (16)

         10.38    --       Employment Agreement between Physicians Resource
                           Group, Inc. and Richard D'Amico.(7) (16)

         10.39    --       Employment Agreement between Physicians Resource
                           Group, Inc. and Jonathan Bond.(7) (16)

         10.40    --       Employment Agreement between Physicians Resource
                           Group, Inc. and Daniel Chambers.(7) (16)

         10.41    --       Employment Agreement between Physicians Resource
                           Group, Inc. and Richard Gilleland.(7)

         10.42    --       Employment Agreement between Physicians Resource
                           Group, Inc. and Peter Dorflinger.(7)

         10.43    --       Employment Agreement between Physicians Resource
                           Group, Inc. and Pamela Westbrook.(7)

         10.44    --       First Amendment to Loan Agreement, dated June 27,
                           1997, between Physicians Resource Group, Inc. and
                           NationsBank of Tennessee, N.A., Agent for the Bank's
                           Signatory thereto.(21)

         10.45    --       Physicians Resource Group, Inc. 401(k) Plan.(18)

               PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

         10.46    --       Amendment to the Physicians Resource Group, Inc.
                           Employee Stock Purchase Plan. (20)

         10.47    --       Loan Agreement for $20,000,000 Revolving Credit Loan
                           dated November 1997, between Physicians Resource
                           Group, Inc. and NationsBank of Tennessee, N.A. (21)

         10.48    --       First Amendment to First Amended and Restated Loan
                           Agreement dated as of April 30, 1998, between Physicians Resource Group, Inc. and NationsBank of
                           Tennessee, N.A. (23)

         10.49    --       Letter of Intent dated July 25, 1998 executed by
                           David Meyer and the Company (22)

         11.1     --       Computation of Earnings per Share. (22)

         24.1     --       Power of Attorney (contained on the signature page of
                           this report).

         27.0     --       Financial Data Schedule. (22)

               PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES


(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-91440) and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-00230) and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated February 14, 1996, and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ending June 30, 1995, and incorporated herein by reference.
(5) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ending December 31, 1995, and incorporated herein by reference.
(6) Previously filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ending September 30, 1995, and incorporated herein by reference.
(7) Management contract or compensatory plan or arrangement, which is being identified as such pursuant to Item 14(a)3 of Form 10-K.
(8) Schedules and similar attachments to this Exhibit have not been filed herewith, but the nature of their contents is described in the body of this Exhibit. The Company agrees to furnish a copy of any such omitted schedules and attachments to the Securities & Exchange Commission upon request.
(9) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-3852) and incorporated herein by reference.
(10) Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-19185) and incorporated herein by reference.
(11) Previously filed as an exhibit to the Company's Registration Statement on Form S-8 (No. 333-15547) and incorporated herein by reference.
(12) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated October 7, 1996 and incorporated herein by reference.
(13) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated June 30, 1996, and incorporated herein by reference.
(14) Previously filed as an amendment to the Company's Current Report on Form 8-K, dated August 30, 1996, and incorporated herein by reference.
(15) Previously filed as an amendment to the Company's Current Report on Form 8-K, dated October 19, 1996, and incorporated herein by reference.
(16) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ending December 31, 1996, and incorporated herein by reference.
(17) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated May 15, 1997, and incorporated herein by reference.
(18) Previously filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ending March 31, 1997, and incorporated herein by reference.
(19) Previously filed as an exhibit to the Company's current report on Form 8-K dated November 5, 1996 and filed September 3, 1997, and incorporated herein by reference.
(20) Previously filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ending June 30, 1997, and incorporated herein by reference.
(21) Previously filed as an exhibit to the Company's Form 10-K for the year ending December 31, 1997, and incorporated herein by reference.
(22)     Filed herewith.
(b)      Reports on Form 8-K.
(23) Previously filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ending March 31, 1998, and incorporated herein by reference.

               PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      PHYSICIANS RESOURCE GROUP, INC.




Dated:  August 18, 1998               By:     /s/ Peter G. Dorflinger
                                          --------------------------------------
                                              Peter G. Dorflinger
                                              President, Chief Operating Officer



Dated:  August 18, 1998               By:     /s/ Pamela B. Westbrook
                                          --------------------------------------
                                              Pamela B. Westbrook
                                              Chief Financial Officer