Form 10-K
period 1999-12-31
PHYSICIANS RESOURCE GROUP INC
filed 2001-06-11
CIK 944402

--------------------------------------------------------------------------------

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


      For the Fiscal Years Ended December 31, 1998 and December 31, 1999


                          Commission File No. 1-13778


                        PHYSICIANS RESOURCE GROUP, INC.
            (Exact name of Registrant as specified in its charter)

              Delaware                                   76-0456864
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                    Identification No.)



         901 Main Street, Suite 6000
               Dallas, Texas                                75202
   (Address of principal executive office)                (Zip Code)




      Registrant's telephone number, including area code:  (713) 629-5777


     Title of each class              Name of each exchange on which registered
     --------------------             -----------------------------------------

   Common Stock, $.01 par value                         None


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

                                Yes       No  X
                                    ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The number of shares outstanding of the Registrant's common stock as of December 31, 2000 was 29,768,234 shares.

--------------------------------------------------------------------------------

                                    PART I

ITEM 1.  BUSINESS
         --------

Overview

          General

          Physicians Resource Group, Inc. (with its subsidiaries as the context requires, "PRG" or the "Company") was formed as a physician practice management ("PPM") company specializing in providing practice management services to ophthalmic and optometric practices ("Eyecare Practices") and ambulatory surgery centers ("ASCs").

          On February 1, 2000 (the "PRG Petition Date"), PRG filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). On May 25, 2000, EyeCorp, Inc., a Tennessee corporation and a wholly-owned subsidiary of the Company ("EyeCorp"), filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. The cases are being jointly administered under Case No. 00-30748-RCM-11 (Jointly Administered) in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court"). From the time the respective petitions were filed and through December 1, 2000, PRG and EyeCorp operated their respective businesses and managed their respective properties as debtors in possession. Subsequent to December 1, 2000, PRG and EyeCorp have been operating as reorganized debtors.

          On October 13, 2000, PRG and EyeCorp filed their First Amended Joint Liquidating Plan Under Chapter 11 (as modified prior to its confirmation on December 1, 2000, the "Plan"). The Plan contemplates the ultimate liquidation of the Company. Many of the Company's assets have been or are in the process of being liquidated. Funds generated from the liquidation of assets will be paid to creditors as set forth in the Plan. Holders of equity interests may not receive or retain any property under the Plan with respect to their holdings unless or until all creditors have been paid in full. On December 1, 2000, the Bankruptcy Court entered an order confirming the Plan. (See The Plan).


     In accordance with the Plan, in December of 2000 and February of 2001, PRG made distributions to unsecured creditors of a combined total of approximately $80 million.

          Company History

          PRG was incorporated in 1993 but did not conduct any significant operations until its initial public offering (the "IPO") and reorganization in June 1995, at which time the Company began operations as a provider of PPM services to its ten (10) founding Eyecare Practices (the "Founding Practices"). PRG acquired the assets of and entered into a management service agreement ("MSA") with each Founding Practice concurrently with the consummation of PRG's IPO of its common stock ("Common Stock").

          Acquisitions and Transactions in 1995 and 1996

          PRG made no acquisitions during 1995 other than the acquisitions of the assets of the Founding Practices. During 1996, however, the Company acquired the assets of 45 Eyecare Practices and 11 ASCs. Additionally, during 1996, PRG acquired three PPM companies, which were competitors in the ophthalmic PPM industry: EyeCorp, American Ophthalmic, Inc. and EquiMed, Inc. ("EquiMed"). Through the acquisition of these three competitors, PRG acquired the assets of 88 Eyecare Practices and 24 ASCs. These acquisitions and other capital expenditures in 1996 were funded from: (i) the net proceeds of the Company's IPO; (ii) net proceeds of a public offering of PRG Common Stock completed in May 1996; (iii) net proceeds of an offering of 6% Convertible Subordinated Debentures ("Debentures") consummated by PRG in December 1996; (iv) borrowings under bank credit facilities; and (v) cash generated by operations.

          During late 1995 and early 1996, the Company established an aggregate of $55,000,000 in credit facilities with NationsBank of Tennessee, NA ("NationsBank"). Funds available under these credit facilities as well as the proceeds of a $30 million bridge loan were used to fund acquisitions, capital expenditures and working capital throughout 1996.

          In May 1996, PRG completed a secondary offering of 5,750,000 shares of PRG Common Stock at $28.50 per share (the "1996 Public Offering"). In connection with the 1996 Public Offering, the Company sold 4,250,000 shares of PRG Common Stock and 1,500,000 shares of PRG Common Stock were sold by existing stockholders. Proceeds to the Company, net of underwriting commissions and offering costs, were approximately $113,640,000. These proceeds were used to retire existing indebtedness and fund acquisitions.

          As stated above, in December 1996, PRG consummated an offering of $125,000,000 in principal amount of Debentures. The Debentures, due in 2001, bore interest at the rate of 6% per annum payable June 1 and December 1 of each year, were convertible into Common Stock of the Company at $25 per share at the option of the holder, and were redeemable by the Company on or after December 6, 1999. The net proceeds to PRG of the Debenture offering were approximately $121,679,000. Of this amount, approximately $80,000,000 was used to retire indebtedness to NationsBank.

          Acquisitions and Transactions in 1997 and 1998

          In March 1997, PRG arranged for a new $90,000,000 credit facility (the "NationsBank Credit Facility") with a syndicate of banks led by NationsBank, to be used for acquisitions, capital expenditures, working capital and common stock repurchases. The NationsBank Credit Facility was secured by the stock of and guaranteed by the subsidiaries of PRG.

          In 1997, PRG continued to acquire the assets of additional Eyecare Practices, but began to concentrate on in-market acquisitions (i.e., acquisitions that were combined with Eyecare Practices already affiliated with
PRG). In addition, PRG restructured the terms of its agreements with certain Eyecare Practices, (primarily a number of smaller optometry practices). The restructured agreements resulted in either (i) the complete termination of any affiliation with these practices or (ii) the elimination of any significant relationship, or otherwise modified the terms of the management services relationship with the Company. Additionally, during late 1997 and early 1998, PRG made a decision to terminate its affiliations with a number of other affiliated Eyecare Practices and to sell and/or dispose of the assets and liabilities associated therewith. This decision and the effects resulting therefrom are discussed in more detail below.

          As referred to above, at various times during 1997, PRG acquired the assets of 27 Eyecare Practices and interests in three (3) ASCs. The aggregate consideration for these acquisitions was $37,790,000 in cash, promissory notes, convertible promissory notes and PRG Common Stock (valued at the market price on date of issuance). In addition to these Eyecare Practice and ASC acquisitions, PRG developed two (2) ASCs in 1997. Seventeen of these 27 Eyecare Practice acquisitions were combined into existing Eyecare Practices already affiliated with PRG. As a consequence of these acquisition and growth activities, as of April 1, 1998, PRG or its subsidiaries owned interests in and/or provided management services to 130 Eyecare Practices and 48 ASCs.

          Strategic Downsizing

          During the latter half of 1997, PRG initiated a strategic review of its assets, operations and available resources, which resulted in the Company deciding, during the third quarter of 1997, to begin the process of terminating its affiliations with approximately 13 Eyecare Practices and to sell and/or dispose of certain of the assets and liabilities associated therewith. In connection with these terminations and dispositions, PRG recorded pre-tax charges of approximately $27,750,000 as of September 30, 1997. During the fourth quarter of 1997 and early 1998, in conjunction with a change of executive management, PRG identified an additional 24 Eyecare Practice affiliations to be terminated. PRG recorded additional pre-tax charges of approximately $37,634,000 with respect to (1) the then anticipated dispositions of these Eyecare Practice assets and liabilities, and (2) the anticipated losses on the disposition of seven (7) small optometry practice affiliations. PRG thus recorded total pre-tax charges during 1997 of approximately $65,384,000 in connection with the sale of assets to, or disposition or dissociation from, all 44 Eyecare Practices.

          Disputes with Providers

          As indicated above, most of the transactions between PRG and its affiliated physicians were funded, in whole or in part, with PRG Common Stock. PRG's stock price declined substantially during the last quarter of 1996 and throughout 1997 and 1998, going from a peak price of $34.375 in the second quarter of 1996, to highs of $11.56 in the third quarter of 1997, and $4.75 in the first quarter of 1998. As the value of PRG Common Stock began to fall, affiliated physicians began to voice dissatisfaction and began withholding payment of PRG's management fees and ASC profits. In ever-increasing numbers, the Eyecare Practices excluded PRG from any involvement in the business management aspect of those Eyecare Practices and ASCs. Eyecare Practices also began bringing lawsuits or commencing arbitration proceedings against PRG and/or its subsidiaries. Although PRG and its subsidiaries denied the allegations of the Eyecare Practices and generally asserted counterclaims to recover the amounts owed to PRG and its subsidiaries by those Eyecare Practices and related ASCs, PRG's revenues were substantially negatively impacted.

          Over time, the number of Eyecare Practices intentionally breaching their MSAs by refusing to pay management fees and PRG's portion of ASC profits increased, as did the number of lawsuits filed by Eyecare Practices against PRG and/or its subsidiaries. PRG and/or its subsidiaries also continued filing counterclaims against Eyecare Practices that had defaulted on their obligations to PRG. In other instances, PRG and/or its subsidiaries filed lawsuits as plaintiffs against the defaulting parties. These lawsuits and other controversies related to the Eyecare Practices consumed a substantial amount of PRG's funds through legal fees and related expenses. It is expected that such claims that still exist against PRG and/or its subsidiaries will be resolved through the Claims Resolution Methodology approved by the Bankruptcy Court. (See
Item 3. Legal Proceedings. Proofs of Claim).

          March 1998 Restructuring Plan

          In March of 1998, PRG's management and Board of Directors adopted a restructuring plan that required widespread physician acceptance and stockholder approval to be successful. This March 1998 plan involved a sale by PRG of assets used in the operation of Eyecare Practices to the Eyecare Practices electing to participate in the plan and the assumption by the participating Eyecare Practices of all liabilities of PRG related thereto. This restructuring plan also contemplated a modification of the MSAs between the Company and participating Eyecare Practices by shortening the term of the MSA and narrowing the focus of the management services to be provided by the Company to the Eyecare Practices. A proposal approving this restructuring plan was included in the proxy statement related to the Company's 1998 Annual Stockholders Meeting (the "Proxy Statement"). However, this proposal ultimately was not submitted to the Company's stockholders for their approval because at the time of the stockholders' meeting, the Company's management was negotiating with David Meyer, M.D. with respect to an alternative restructuring proposal.

          In July 1998, the Company entered into a letter of intent with Dr. David Meyer, which required a standstill with respect to the restructuring plan proposed in the Proxy Statement. The letter of intent set forth a restructuring proposal (the "July 1998 Restructuring Proposal") which contemplated the following:

          . A tender offer for a portion of PRG's outstanding shares of Common Stock at a price of $5.00 per share;
          . Settlement of disputes between PRG and its affiliated Eyecare Practices related to certain accounts receivable and accounts payable issues;
          . Restructuring of MSAs between the Company and affiliated Eyecare Practices to shorten the term and limit the services to be provided by the Company; and
          . The sale of PRG's interests in surgery centers previously wholly-owned by PRG.

          The July 1998 Restructuring Plan was conditioned, among other things, upon: (i) settlement of the Company's stockholder class action litigation (See
Item 3. Legal Proceedings. The Shareholder Action); (ii) settlement of litigation between the Company and its affiliated Eyecare Practices; (iii) receipt of financing for the tender offer; and (iv) receipt of a fairness opinion indicating that the July 1998 Restructuring Plan was fair to PRG's stockholders from a financial point of view. The July 1998 Restructuring Plan ultimately was not consummated.

          October 1998 Restructuring Plan

          In late October 1998, the Company's Board of Directors was comprised of David Meyer, M.D., John Shepherd, M.D., David Dulaney, M.D. and Lucius E. Burch, III (the "Restructuring Board") (See Executive Officers. Management Turnover). At that time, the Restructuring Board was confronted with a situation in which (i) PRG faced substantial litigation, (ii) PRG's relationships with its affiliated Eyecare Practices had deteriorated and (iii) PRG owed approximately $9.5 million and was in technical default under the NationsBank Credit Facility. The Restructuring Board, together with PRG's management and independent consultants, engaged in efforts to restructure PRG's business.

          To this end, a plan consisting of two essential components was formulated to maximize the value of PRG's business and assets. The first component of the Restructuring Board's plan was development of a program pursuant to which PRG would, in a buyout transaction ("Buyout") with Eyecare
Practices: (i) sell to the Eyecare Practice the assets owned by PRG or one of its subsidiaries that were used in the operation of the Eyecare Practice, (ii) transfer the liabilities of PRG related to the operations of the Eyecare Practice back to the Eyecare Practice, (iii) collect amounts owed by the Eyecare Practice and its affiliates to PRG, (iv) release the Eyecare Practice and affiliated physicians from further obligations under the MSAs and related employment agreements, (v) cancel notes and other indebtedness owed by PRG to the Eyecare Practice and affiliated physicians and (vi) enter into mutual releases. In establishing and arriving at the Buyout formulas and underlying methodologies and assumptions, PRG was assisted and advised by the financial advisory firm of Houlihan, Lokey, Howard & Zukin ("Houlihan"). (See Significant Liquidation Events 1999 and 2000).

          The second component of the Restructuring Board's plan involved a search for a strategic partner to purchase certain of PRG's interests in ASCs. On January 31, 2000, the Company entered into a definitive Acquisition Agreement (the "Acquisition Agreement") dated January 31, 2000 between PRG and AmSurg Corp. ("AmSurg") related to the sale by the Company of its interests in 11 ASCs, with estimated sale proceeds of up to approximately $40 million in cash. Additionally, as part of this agreement, AmSurg and PRG entered into a Management Agreement (the "Management Agreement") under which, effective January 1, 2000, AmSurg began managing the operations of 15 surgery centers affiliated with PRG, 11 of which were to be purchased pursuant to the terms of the Acquisition Agreement. As of December 31, 2000, the Company's interests in three
(3) ASCs have been sold to AmSurg yielding sale cash proceeds of approximately $22 million. AmSurg continues to manage the operations of six (6) ASCs pursuant to the terms of the Management Agreement.

          The RAM Agreement

          On March 19, 1999, PRG entered into a Debenture Restructuring Agreement (the "RAM Agreement") with Resurgence Asset Management, LLC ("RAM") which, at the date of the RAM Agreement, owned $91.896 million principal amount of the Debentures. Pursuant to the RAM Agreement, RAM loaned PRG $3.75 million (the "RAM Loan") to pay interest on the Debentures that was due December 1, 1998. The RAM Loan was secured by a pledge of the stock of PRG's subsidiaries, had a one percent (1%) origination fee and accrued interest at 20% per annum. Also pursuant to the RAM Agreement, the parties agreed to complete a restructuring which would allow PRG to, inter alia, retire the indebtedness evidenced by the Debentures for $80 million in cash or notes generated from the Buyout transactions, $20 million in cash from the sale of ASCs and 50% of PRG's net proceeds from certain litigation. The restructuring contemplated by the RAM Agreement was not consummated.

          Significant Liquidation Events in 1999 and 2000

          As of the PRG Petition Date, the Company had been successful in completing Buyouts related to over 45 Eyecare Practices and certain interests in over 20 ASCs related to those Eyecare Practices. In connection with these
Buyouts: (i) all litigation and other disputes with the Eyecare Practices and ASCs were resolved; (ii) approximately $17 million in principal amount of notes payable by the Company to the Eyecare Practices or affiliated physicians were canceled; and (iii) the MSAs between the Company and the Eyecare Practices were terminated. Through the consummation of these Buyouts and other sales, the Company generated approximately $60 million in cash prior to the Petition Date, allowing the Company to retire its entire indebtedness under the NationsBank Credit Facility (approximately $9.5 million), as well as indebtedness under the RAM Loan. (See The RAM Agreement). As of December 31, 2000 and subsequent to the PRG Petition Date, the Company had been successful in completing Buyouts with 26 additional Eyecare Practices and certain interests in 3 ASCs related to those Eyecare Practices. In addition, the Company has sold its interests in three (3) ASCs to AmSurg. These additional transactions have generated approximately $28 million in cash.

          The Plan

          On December 1, 2000, the Bankruptcy Court entered an order confirming the Plan. The effective date of the Plan was December 15, 2000. The Plan is a liquidating plan and does not contemplate the financial rehabilitation of PRG and EyeCorp or the continuation of their businesses. Many assets have been or are in the process of being liquidated, and the Plan contemplates that the remaining unliquidated assets (primarily subsidiaries of PRG and EyeCorp and causes of action of the bankruptcy estates) will be liquidated either by PRG or EyeCorp, as applicable, or, after the effective date of the Plan, by the Liquidation Agent appointed pursuant to the Plan.

          Under the Plan, allowed administrative claims and allowed priority claims will be paid in full, and allowed unsecured claims against each of PRG and EyeCorp will be paid their pro rata share from the remaining cash and the liquidation proceeds of the assets of the respective debtor. Holders of equity interests may not receive or retain any property under the Plan with respect to their holdings unless and until all creditors have been paid in full.

          On the effective date of the Plan, PRG and EyeCorp (through the Liquidation Agent) placed all cash on hand into the accounts established for each debtor. All additional net proceeds from the liquidation of retained assets after the effective date shall likewise be placed into the accounts. The cash on deposit in the accounts shall be used to satisfy allowed claims against PRG and EyeCorp, as applicable. The Liquidation Agent, Michael W. Yeary, will manage these funds. An Oversight Committee has also been formed and is responsible for supervising the Liquidation Agent with respect to the performance of certain of his responsibilities, reviewing the prosecution of debtors' causes of action, if any, including proposed settlements, reviewing objections to and proposed settlements of disputed claims and appointing successor Liquidation Agent(s), if necessary. Additionally, the Oversight Committee is vested with the sole discretion to pursue any claims or causes of action against the debtors' former officers, directors and professionals.

          In accordance with the Plan, in December of 2000 and February of 2001, PRG made distributions to unsecured creditors with a combined total of approximately $80 million.

Government Regulation and Supervision

          PRG filed its voluntary petition under Chapter 11 of Title 11 of the Bankruptcy Code, 11 U.S.C. Section 101 et seq., as in effect on February 1, 2000. PRG's operations are governed by the Federal Rules of Bankruptcy Procedure as promulgated by the United States Supreme Court under Section 2075 of Title 28 of the Bankruptcy Code and the Local Rules of the Bankruptcy Court. EyeCorp filed its voluntary petition under Chapter 11 of Title 11 of the Bankruptcy Code, 11 U.S.C. Section 101 et seq., as in effect on May 25, 2000. EyeCorp's operations are governed by the rules referenced above. As required by these rules, through December 2000, PRG and EyeCorp submitted monthly operating reports which were also included as Exhibits to Current Reports on Form 8-K filed with the Securities and Exchange Commission ("SEC").

          The health care industry is highly regulated and that regulatory environment may change significantly in the future. Changes in governmental and private reimbursement policies, enactment of legislation regarding healthcare reform at the federal or state level that significantly alters patient-provider relationships could materially impact the results of the liquidation process. No predictions can be made as to whether future health care reform legislation, similar legislation or rule making will be enacted or, if enacted its effect on PRG.

Corporate Liability and Insurance

          The provision of medical services entails an inherent risk of professional malpractice and other similar claims. PRG does not influence or control the practice of medicine by physicians or have responsibility for compliance with certain regulatory and other requirements directly applicable to physicians and physician groups. However, as a result of the relationship between PRG and the Eyecare Practices, PRG may become subject to medical malpractice actions under various theories, including agency and successor liability. There can be no assurance that claims, suits or complaints relating to services and products provided by the Eyecare Practices will not be asserted against PRG in the future. PRG maintains insurance coverage that it believes is adequate both as to risks and amounts.

          Insurance for Claims Against Directors and Officers

          PRG has purchased several insurance policies relating, in part, to claims made against directors and officers. One such policy, covering claims made during the period April 20, 1997 through April 20, 1998, has a $20 million policy limit, of which the insurer contends approximately $1.43 million has been consumed. Additional claims have been submitted to the insurer which, if paid, will reduce the remaining coverage by the amount of the payment. Another policy covering claims made during the period April 20, 1998 through April 20, 1999 has a $10 million policy limit. A third policy covering claims made during the period April 20, 1999 through December 15, 2000 also has a $10 million policy limit.

          In general, these policies pay covered losses of the directors and officers for claims made against them during the policy periods, when and to the extent that PRG or its subsidiaries have indemnified the directors and officers. The policies pay covered losses of PRG and its subsidiaries for claims arising from either (i) securities claims first made against PRG or its subsidiaries or
(ii) claims first made against directors and officers, but only when and to the extent that PRG or its subsidiaries have indemnified the directors and officers for such loss pursuant to law, common or statutory, or contract, or the charter or bylaws of the Company. PRG's bylaws and certificate of incorporation provide an indemnity for officers and directors for certain types of claims. After PRG and EyeCorp filed for bankruptcy protection, certain former officers and directors and certain members of current management filed proofs of claim, asserting alleged rights for such indemnification. No ruling has yet been made on those claims.

          As a result of the Company's bankruptcy filing, the insurer under the policies declined to make any further payments under the policies without an order of the Bankruptcy Court authorizing such payments. On December 1, 2000, the Bankruptcy Court issued an order authorizing the insurer to distribute up to an additional $1 million in policy proceeds. If and when that amount is distributed, the Bankruptcy Court may need to issue further orders.

          The Company has purchased additional directors and officers and miscellaneous professional liability insurance effective December 1, 2000. The policy limit is $10,000,000 and the coverages are effective for two years.

Employees

          As of December 31, 2000, PRG had approximately 24 full-time and part-time employees, who were employed at PRG's corporate and regional offices. PRG believes that its relationship with its employees is satisfactory.

Executive Officers


          The following table sets forth certain information concerning the executive officers of PRG as of December 31, 2000.

          Name                   Age      Position
          ----                   ---      --------

          Michael Yeary          47       Chief Restructuring Officer, Director
                                          and Liquidation Agent
          Karen Nicolaou         42       Controller and Director of Claims
                                          Resolution
          Lane Edenburn          37       General Counsel

          Michael Yeary served as Chief Operating Officer and President of PRG from October, 1998 until February 2000. Since February 1, 2000, he has served as PRG's President and Chief Restructuring Officer, and currently serves as the Liquidation Agent. Additionally, since March 16, 2000, Mr. Yeary has served as PRG's sole director. From February 1996 until February 1998, Mr. Yeary served as Regional Vice President of PRG for South Texas and Louisiana. From January 1, 1998 until March 30, 1998, Mr. Yeary served as the Interim Accounting Manager of PRG in addition to his other duties. From 1989 to February 1996, he was the Chief Financial Officer for Mann Berkeley Eye Center in Houston, Texas. From 1981 to 1989, Mr. Yeary served as the Executive Vice President, Chief Financial Officer for the Tomasco Group, a real estate development and investment company with operations in industries related to commercial real estate, manufacturing and oil and gas. Previously, Mr. Yeary served in a variety of capacities in retail and public accounting with Deloitte and Touche, LLP. Mr. Yeary is a Certified Public Accountant and received his B.B.A. in Accounting from Lamar University. He is also a Director of Humble National Bank.

          Karen Nicolaou has served as the Corporate Controller of PRG since September 1998, and also currently serves as Director of Claims Resolution. From July 1998 until September 1998, Ms. Nicolaou served as PRG's Corporate Budget and Special Projects Manager. Ms. Nicolaou served as the Controller of Mission Critical Software, Inc., a start-up software development company, from November 1996 until July 1998. From May 1993 until November 1996, Ms. Nicolaou worked as an Independent CPA. Ms. Nicolaou was employed by Energy Insurance International, Inc., an insurance brokerage firm, from June 1988 until February 1993, serving in such positions as Controller and Vice President-Technical Applications. Ms. Nicolaou is a Certified Public Accountant and received her B.B.A. in Accounting from The University of Texas.

          Lane Edenburn served as Vice President and General Counsel of PRG from December 1999 until January 2001. From February 1997 until December 1999, Mr. Edenburn served as Associate General Counsel of the Company. In addition, Mr. Edenburn has served as legal counsel to a managed care subsidiary of the Company. From February 1995 until January 1997, he owned Edenburn Law Offices in Omaha, Nebraska. Mr. Edenburn was an associate with the law firm of Erickson & Sederstrom, P.C., Omaha, Nebraska from September 1991 until February 1995.
Mr. Edenburn received his J.D. from Creighton University School of Law, Omaha, Nebraska. He is a member of the State Bar of Nebraska. Mr. Edenburn's employment with the Company terminated effective January 2001.

          Management Turnover

          During 1997 and 1998, PRG experienced turnover in its executive ranks. For example: Richard Owen, the Company's President, resigned effective October 31, 1997. Emmett E. Moore, the Company's Chairman of the Board and Chief Executive Officer, resigned from the Company on November 19, 1997. Richard Gilleland, who succeeded Mr. Moore as the Company's Chairman of the Board and Chief Executive Officer, resigned from his position in October 1998. Peter Dorflinger, Mr. Owen's successor, left the Company in November 1998. Mark Kingston, the Company's Chief Development Officer, left the Company in March 1998 and Richard D'Amico, the Company's General Counsel, left the Company in June 1998. David Real, the Company's Chief Financial Officer (who was hired in March 1997), resigned effective December 31, 1997. Pamela Westbrook, Mr. Real's successor as Chief Financial Officer who was hired in March 1998, resigned effective October 2, 1998, and Ann Chaney, who succeeded Ms. Westbrook as Chief Financial Officer resigned in November 1998.

          In January 1998, the number of members of the Board of Directors of the Company was reduced from fourteen to five. Additionally, in late October 1998, the membership of PRG's Board of Directors again changed substantially. On October 30, 1998, PRG's then-current Board of Directors appointed a number of new directors, including David Meyer, M.D., David Dulaney, M.D. and John Shepherd, M.D., and then resigned. Drs. Meyer, Dulaney and Shepherd resigned from the Board of Directors on March 16, 2000. Currently, Michael W. Yeary serves as the sole director of the Company.

Factors That Could Affect Future Performance

          This report contains certain forward-looking statements about the business and financial condition of the Company, including various statements contained in "Management's Discussion and Analysis of Financial Condition and Result of Operations" and "Business." The actual results of the Company's operations could differ materially from any forward-looking statements contained in this report. Factors that would materially affect future performance include the willingness of affiliated practices to participate in the settlement process provided for in the Plan, and the progress of the litigation described under "Legal Proceedings."

          PRG and EyeCorp filed the Plan on October 13, 2000. The Plan was confirmed by the Bankruptcy Court on December 1, 2000. The Plan is a liquidating plan and does not contemplate the financial rehabilitation of the Company or the continuation of their businesses. Many of the Company's assets have been or are in the process of being liquidated, and the Plan contemplates that the remaining assets will be liquidated.

          Funds generated from the liquidation of assets will be paid to creditors as set forth in the Plan. Holders of equity interests may not receive or retain any property under the Plan with respect to their holdings unless and until all creditors have been paid in full. In accordance with the Plan, in December of 2000 and February of 2001, PRG made distributions to unsecured creditors with a combined total of approximately $80 million.

          Year 2000 Compliance

          Prior to and during 1999, PRG undertook various comprehensive initiatives designed to identify, assess, and remedy potential malfunctions and failures that may result from, and ensure that the Company was prepared for, the Y2K issue for periods subsequent to December 31, 1999. To date, the Company has not encountered any significant Y2K failures, and is not aware of any Y2K issues that have been encountered by any affiliate or third party with whom it does business. The amounts charged to expense in 1999 related to the Y2K compliance issue were not material to the Company's financial position, results of operations or cash flows.

ITEM 2.        PROPERTIES
               ----------

          In addition to its various practice facilities, as of December 31, 2000, PRG operated and leased corporate offices in Dallas, Texas and Houston, Texas.

ITEM 3.        LEGAL PROCEEDINGS
               -----------------

          Litigation Against Former Officers and Directors

          As of December 31, 2000, several lawsuits were pending against PRG and former officers and directors of PRG brought by some of PRG's shareholders. These litigations include a putative class action brought under the federal securities laws (the "Shareholder Action") and a derivative action brought against two of the Company's directors.

          The Shareholder Action

          The Shareholder Action is comprised of the following six (6) putative class actions that were originally filed against PRG and four of its former officers and directors in late 1997 and 1998 in the Bankruptcy Court:

          Jeffrey Schiller and Diversified Investment Holdings LP, On Behalf of Themselves and All Others Similarly Situated v. Physicians Resource Group, Inc., et al.; Civil Action No. 3-97CV3158-R (filed on December 23, 1997)("Schiller");

          City of Philadelphia, By and Through its Board of Pensions and Retirement, On Behalf of Itself and all Others Similarly Situated v. Physicians Resource Group, Inc., et al.; Civil Action No. 3-98CV0459-P (filed on February 20, 1998)("City of Philadelphia");

          William J. Rutherford, On Behalf of Himself and All Others Similarly Situated v. Physicians Resource Group, Inc., et al.; Civil Action No. 3-98CV0395-G (filed on February 3, 1998)("Rutherford");

          Howard Longman, On Behalf of Himself and All Others Similarly Situated
v. Physicians Resource Group, Inc.; Civil Action No. 3-97CV3102-P (filed on December 18, 1997)("Longman");

          Regina Peltz, On Behalf of Herself and All Others Similarly Situated
v. Physicians Resource Group, Inc., et al.; Civil Action No. 3-97CV3176-D (filed on December 29, 1997)("Peltz"); and

          Bob E. Hall, On Behalf of Himself and All Others Similarly Situated v. Physicians Resource Group, Inc., et al.; Civil Action No. 3-98CV0264-R(filed on February 3, 1998) ("Hall").

          These cases all raise claims under Section 10(b) of the Securities Exchange Act of 1934, as amended (the "1934 Act") and Rule 10b-5 promulgated thereunder. The plaintiffs seek compensatory damages, legal interest and attorneys' fees. The procedural history of these cases is complex because of the number of cases at issue, the theories of liability raised, the number of plaintiffs' counsel involved, and the unique requirements of the Private Securities Litigation Reform Act of 1995.

          The six (6) class actions were originally filed in two groups. The first group comprised the Schiller, City of Philadelphia, and Rutherford actions (collectively the "Schiller Action"), and the second included the Longman, Peltz, and Hall actions (collectively the "Longman Action"). In essence, plaintiffs in the Schiller Action allege claims of corporate mismanagement and a failure to disclose the same under the federal securities laws. These claims fall into four categories: (i) statements/omissions concerning PRG's ability to do business (including the competency of its accounting department, the ability to integrate acquired Eyecare Practices, management expertise, the viability of PRG's business plan, etc.); (ii) predictions of PRG's earnings and growth; (iii) statements/omissions concerning PRG's accounting policies (improper revenue recognition, etc.); and (iv) statements/omissions concerning the value of PRG's acquisition of EyeCorp and EquiMed in 1996. The alleged class period in the Schiller Action runs from September 15, 1995, when PRG announced the acquisition of EyeCorp, until March 27, 1997, the date on which PRG announced that due to a decline in its stock price the Company would not be able to maintain its acquisition pace.

          The plaintiffs in the Longman Action claim that when PRG filed a counterclaim for fraud against EquiMed in an arbitration proceeding in June 1997, PRG knew that the Eyecare Practices it had previously acquired from EquiMed in late 1996 were overvalued and would have to be written-down but that PRG delayed doing so in order to continue to appear to be a fast growing company and an attractive acquisition candidate. The Longman Action class period extended from June 1997 to November 19, 1997, when PRG announced a loss for the third quarter that included a pre-tax charge of $27.8 million for future Eyecare Practice closings and $4 million to establish a reserve for accounts receivable.

          In July 1998, after a motion to consolidate the Schiller Action and the Longman Action was denied, the Schiller Action plaintiffs filed their first amended complaint to include the allegations and the alleged class contained in the Longman Action. The factual allegations in the amended Schiller Action now cover an alleged 26 month class period from September 15, 1995 to November 19, 1997.

          The six (6) putative class actions are assigned to Judge Sam Lindsay. In April 1999, Judge Lindsay granted lead plaintiff status to Robert Alpert ("Alpert"), a major shareholder of PRG and a member of the Equity Committee, who selected Milberg Weiss Bershad Hynes & Lerach as class counsel. On behalf of all of the defendants, PRG moved to dismiss the operative amended complaint.

          In November 1998, the Schiller Action plaintiffs filed a separate lawsuit under the 1934 Act against Arthur Andersen LLP ("Andersen") in the United States District Court for the Northern District of Texas, Dallas Division, styled Jeffrey Schiller and Diversified Investment Holdings LP, On Behalf of Themselves and All Others Similarly Situated v. Arthur Andersen & Co. LLP; Civil Action No. 3-98CV2753-R (the "Andersen Action"). The Schiller Action plaintiffs then moved to consolidate the Andersen Action with the Shareholder Action, while also requesting leave of court in the Shareholder Action to file a second amended complaint. The Bankruptcy Court granted the Schiller Action plaintiffs' request for leave to file a second amended complaint on September 22, 2000. At the same time, the Bankruptcy Court denied PRG's motion to dismiss the first amended complaint, without prejudice to PRG refiling its motion to dismiss directed to the second amended complaint.

          After confirmation of the Plan, the Bankruptcy Court issued an order lifting the automatic stay and allowed the resumed prosecution of the Schiller Action against the Company, except that the stay remains in effect with respect to any effort to collect any judgment, if any, rendered as a result. The Schiller Action plaintiffs have filed their third amended complaint, and the Company is working on its motion to dismiss.

          Derivative Action

          In 1999, Robert Alpert (who was also appointed lead plaintiff in the Shareholder Action) brought a derivative suit in Texas State Court styled Robert Alpert, on behalf of Physicians Resource Group, Inc., v. Physicians Resource Group, Inc., Dr. David Meyer and Lucius E. Burch, III, Cause No. 1999-20229, in the 152nd Judicial District Court of Harris County, Texas (the "Derivative Suit"). In the Derivative Suit, Alpert sought to prosecute, on behalf of PRG, certain claims Alpert asserted PRG had against Dr. Meyer and Mr. Burch. At the time the suit was brought, Dr. Meyer and Mr. Burch were members of the Board of Directors of PRG.

          In general, the Derivative Suit asserted that Dr. Meyer and Mr. Burch received excessive fees from PRG and were appointed to the Board of Directors in violation of PRG's governing corporate documents. Other allegations in the Derivative Suit include that (i) Buyouts unfairly favored PRG physicians, (ii) Dr. Meyer's Eyecare Practice breached its obligations to PRG under its MSA and
(iii) Dr. Meyer was liable for damages for the un-consummated tender offer contemplated by the July 1998 Restructuring Proposal.

          In response, on May 19, 1999, PRG's Board of Directors appointed a subcommittee of the Board of Directors composed of the remaining directors who were not the targets of the Derivative Suit to act as a Special Litigation Committee ("SLC") and to commence an independent, disinterested and impartial review of Alpert's claims in order to determine whether it was in PRG's best interest to pursue the same. The Board of Directors gave the SLC full power and authority to make that decision.

          The members of the SLC were PRG directors Dr. John Shepherd and Dr. David Dulaney. The SLC retained the Dallas law firm of Munsch, Hardt, Kopf, Harr and Dinan, P.C. ("Munsch Hardt") to serve as special independent counsel and to help conduct a thorough, independent and impartial review and investigation of Alpert's claims. In so doing, Munsch Hardt, among other things, requested and reviewed documents it felt were pertinent to the issues in question, gathered affidavits from third parties, and interviewed Alpert, the individual defendants, PRG's senior management, and approximately 16 individuals who either appeared to have relevant information or who were identified by Alpert. In addition, the SLC also independently investigated and gathered information on its own.

          Under Texas law, the disposition of a derivative lawsuit is governed by Article 5.14 of the Texas Business Corporation Act (Vernon Supp. 1999). Because PRG is a Delaware corporation, certain aspects of the application of
Article 5.14 require reference to Delaware law as well. After reviewing the relevant statutory provisions, PRG concluded that if the SLC, acting independently and with due care in conducting a reasonable, good faith investigation, concluded that pursuit of the Derivative Suit was not in the best interest of PRG, then the court was required to dismiss the Derivative Suit.

          On November 1, 1999, after considering the facts gathered in the investigation, the allegations advanced in the Derivative Suit, the legal claims asserted in the Derivative Suit, the various defenses available to the defendants, and the costs and benefits to PRG of continuing the litigation, the SLC unanimously determined that pursuit of the Derivative Suit would not be in the best interests of PRG. Accordingly, on December 21, 1999, PRG filed a motion to dismiss the Derivative Suit pursuant to Article 5.14 of the Texas Business Corporation Act. If granted, said motion to dismiss would result in the dismissal of the Derivative Suit with prejudice as to Mr. Burch and without prejudice as to Dr. Meyer. Alpert did not respond to or oppose the motion to dismiss, which was set for hearing on February 4, 2000.

          On February 1, 2000, PRG filed its voluntary bankruptcy petition, which triggered the Bankruptcy Code's automatic stay. No further action has been taken in the Derivative Suit, and the motion to dismiss has not been heard. However, after PRG filed its motion to dismiss, but before PRG filed for bankruptcy, the Eyecare Practice with which Dr. Meyer was affiliated consummated a Buyout with PRG. As one consequence of the consummation of that Buyout, the parties, including PRG and Dr. Meyer, exchanged mutual releases which, if effective, would constitute a release of the claims the Derivative Suit sought to assert on behalf of PRG against Dr. Meyer.

          On June 27, 1997, the Company and John Taboada ("Taboada") entered into an Exclusive License Agreement (the "License Agreement") pursuant to which Taboada granted the Company an exclusive license to make, use, sell, offer to sell, and sublicense a certain patent related to refractive procedures. At the time the License Agreement was entered into, the patent was held of record by VISX, Inc. and was the subject of litigation among Taboada, VISX, Inc., Pillar Point Partners and Summit Technology, Inc. The grant of the rights under the License Agreement was conditioned upon Taboada's success in the litigation. The Company and Taboada contemporaneously entered into a Reimbursement Agreement (the "Reimbursement Agreement") with Wolin, Ridley & Miller, LLP pursuant to which PRG agreed to reimburse the attorney fees incurred by Taboada in the litigation in exchange for which PRG would be entitled to a portion of the proceeds, if any, obtained by Taboada in the litigation. On May 3, 2000, Taboada settled the litigation by renouncing his claims of ownership of the patent in exchange for a cash settlement payment. Following the approval of a release pursuant to which the Company, Taboada, and Wolin, Ridley & Miller LLP released each other from any and all claims relating to the License Agreement and the Reimbursement Agreement, PRG received $5,481,023 of the settlement proceeds.

          Malpractice Claims

          In the normal course of business, certain of the affiliated Eyecare Practices and, in some instances, PRG or its subsidiaries, have been named in lawsuits alleging medical malpractice. The Eyecare Practices and the Company are insured with respect to medical malpractice risks on a claims-made basis.

          Proofs of Claim

          In response to the bankruptcy filings of PRG and EyeCorp, proofs of claim have been filed against each respective debtor. Analyzing the potential exposure posed by these proofs of claim is difficult for a number of reasons, in part because some of the claims do not state a specific monetary amount but instead are either contingent or unliquidated.

          With respect to those claims that do state a specific monetary amount, PRG has identified a number to which it has no objection and which will be allowed by the Bankruptcy Court. Among governmental entities, there is approximately $430,000 to which the debtors do not object. These claims received administrative priority status, meaning that they were to be paid in full before any distribution to general unsecured creditors could be made. Among the ranks of general unsecured creditors, the total amount of proofs of claim that state a specific monetary sum as to which the debtors will not object is approximately $135 million.

          Many proofs of claim have been filed against PRG and EyeCorp by Eyecare Practices having MSAs with the debtors. The approximate total of all of the discrete monetary amounts asserted by the Eyecare Practices in their proofs of claim is in excess of $60 million. However, several of the Eyecare Practices have filed proofs of claim that contend additional sums are owed, above and beyond the specifically pleaded monetary amount. The debtors have objected to all of the claims filed by the Eyecare Practices and are pursuing counterclaims against the Eyecare Practices. In the event the debtors and the Eyecare Practices are unable to resolve their differences by settlement, the

Bankruptcy Court has entered a Claims Resolution Methodology that will procedurally govern the disposition of the claims and counterclaims asserted among and between them. Although the debtors intend to pursue these claims vigorously, due, in part, to their relatively undeveloped state, it cannot be predicted with certainty what their outcome will be or whether the debtors will suffer a net benefit or a net loss as a result of these claims and counterclaims.

          On January 30, 2001, Dr. David Meyer filed an Application for Allowance of Administrative Expense in the Bankruptcy Court (the "Application"). In the Application, Dr. Meyer sought recovery of $6,952,281.50 from PRG. Dr. Meyer characterized his claim as an administrative claim. The Oversight Committee objected to the Application and filed a motion asking the Bankruptcy Court to set a reserve for the disputed claim pending its ultimate disposition. On February 28, 2001, the Bankruptcy Court set a reserve of $200,000 for Dr. Meyer's claim in the Application. The Bankruptcy Court ordered that, unless on or before May 1, 2001, the claim is finally resolved or another court order is issued, the reserve will automatically decline to $50,000 on May 1, 2001. The Oversight Committee has indicated that it intends to prosecute its objection to the Application vigorously.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               ---------------------------------------------------

          None.

                                   PART II

ITEM 5.     MARKET FOR REGISTRANT'S EQUITY AND RELATED STOCKHOLDER MATTERS
            ---------------------------------------------------------------

Market Information.

     The Common Stock was initially offered to the public on June 23, 1995 at a price of $13.00 per share and was listed on the New York Stock Exchange ("NYSE") under the symbol "PRG." The Common Stock traded on the NYSE until November 16, 1998, when the NYSE informed the Company that is had suspended trading in the Company's Common Stock. Thereafter, the Common Stock traded in the over-the-counter market. The following table sets forth the high and low sales prices by quarter for the Company's most recent four fiscal years and as reported by the NYSE (at and prior to November 16, 1998) and, subsequently, as quoted in the over-the-counter market.


                                                                   High                         Low
                                                          ----------------------      ------------------------
Fiscal Year Ended December 31, 1997

1/st/ Quarter                                                $    18 1/8                   $     10 3/8
2/nd/ Quarter                                                     13 3/4                          8 1/4
3/rd/ Quarter                                                     11 9/16                         7 3/4
4/th/ Quarter                                                     11 11/16                        2 9/16
Fiscal Year ended December 31, 1998

1/st/ Quarter                                                $     4 3/4                   $      3 1/16
2/nd/ Quarter                                                      5 7/8                          3 9/16
3/rd/ Quarter                                                      4 13/16                          7/8
4/th/ Quarter                                                      1 3/4                            1/32

Fiscal Year ended December 31, 1999

1/st/ Quarter                                                      2                               19/64
2/nd/ Quarter                                                      1 7/8                            1/8
3/rd/ Quarter                                                      1 1/4                            1/2
4/th/ Quarter                                                        3/8                            5/16

Fiscal Year ended December 31, 2000

1/st/ Quarter                                                       13/32                           3/32
2/nd/ Quarter                                                       17/64                           1/64
3/rd/ Quarter                                                        1/16                           1/64
4/th/ Quarter (through December 29, 2000)                           21/32                           1/64


  On December 31, 2000, there were 316 record holders of Common Stock.

Dividend Policy

     PRG has not paid any cash dividends since its inception and will not pay cash dividends in the future. At this time, PRG does not anticipate a distribution to holders of equity interests in the Company. Only holders of record of the Company's equity interests on October 13, 2000 are entitled to distributions, if any, under the Plan. Thirty days after December 1, 2000, all equity interests in the Company were canceled. From and after that day, equity interests in the Company represent only a right to receive payment, if any, under the Plan.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

     PRG was incorporated in 1993, but did not conduct any significant operations prior to the IPO in June of 1995. The PRG historical financial data for each of the years in the four-year period ended December 31, 1999 presented below reflects actual results of operations and financial position of PRG (including the acquisitions accounted for as pooling of interests) and has been derived from and should be read in connection with the PRG consolidated financial statements and notes thereto included elsewhere herein.

                                                                              PRG Historical
                                                                          Year Ended December 31,
                                                   -----------------------------------------------------------------------------
Statement of Operations Data:                         1996                1997                  1998                     1999
                                                   ----------          ----------            ----------               ----------
Revenues.....................................      $  248,293          $  411,640            $  354,108               $   83,940
                                                   ----------          ----------            ----------               ----------
Costs and expenses:
 Salaries, wages and benefits................         115,200             207,254               176,808                   33,181
 Pharmaceuticals and supplies................          30,919              52,392                46,158                   15,195
 General and administrative..................          62,353             103,055               105,253                   44,000
 Depreciation and amortization...............          11,192              24,841                26,000                    7,885
 Interest expense, net.......................           1,304              11,547                11,478                    7,932
 Executive severance expenses................              --                 750                   912                       --
 Patent litigation defense costs.............             353               2,730                   798                      989
 Asset valuation losses (recovery)...........              --              76,706               347,857                   (6,040)
 Loss (Gain) on sale of assets...............              --                  --                25,276                   (7,447)
 Merger transaction expenses.................          12,030                  --                    --                       --
                                                   ----------          ----------            ----------               ----------
  Total costs and expenses...................         233,351             479,275               740,540                   95,695
                                                   ----------          ----------            ----------               ----------
Income (loss) before income taxes............          14,942             (67,635)             (386,432)                 (11,755)
Provision (benefit) for income taxes.........           7,770             (26,312)              (66,867)                      --
                                                   ----------          ----------            ----------               ----------
Net income (loss)............................      $    7,172          $  (41,323)           $ (319,565)              $  (11,755)
                                                   ==========          ==========            ==========               ==========
Net Income (loss) per basic share:
      Net income (loss)......................      $     0.29          $    (1.39)           $   (10.73)              $    (0.39)
                                                   ==========          ==========            ==========               ==========
Number of shares used in net income (loss)
 Per basic share calculation.................          24,596              29,751                29,773                   29,805
                                                   ==========          ==========            ==========               ==========
Net Income (loss) per diluted share:
 Net income (loss)...........................      $     0.28          $    (1.39)           $   (10.73)              $    (0.39)
                                                   ==========          ==========            ==========               ==========
Number of shares used in net income(loss)
 per diluted share calculation...............          25,365              29,751                29,773                   29,805
                                                   ==========          ==========            ==========               ==========

                                                                                As of December 31,
                                                   -----------------------------------------------------------------------------
Balance Sheet Data:                                   1996                1997                  1998                     1999
                                                   ----------          ----------            ----------               ----------
Working capital (deficit)...................       $  103,559          $   72,260            $  (72,700)              $  (71,789)
Total assets................................          581,534             533,986               150,497                   99,596
Long-term debt, net of current portion......          148,988             147,902                 1,662                       --
Stockholders' equity (deficit)..............          310,673             267,465               (49,535)                 (67,912)



Consolidated Quarterly Data (unaudited):                                                Year Ended December 31, 1998
                                                                            -------------------------------------------------------
                                                                                Fourth         Third          Second        First
Description                                                                     Quarter        Quarter        Quarter       Quarter
-----------                                                                 -------------  --------------  ------------  ----------
                                                                                       (in 000's except per share amounts)
Total revenues..........................................................        $  80,447      $76,253      $ 96,127      $101,281

Net income (loss) before taxes..........................................         (328,662)     $(7,843)     $(50,819)     $    892
Net income (loss).......................................................         (277,253)     $(7,844)     $(34,847)     $    379
Net income (loss) per share
   (basic and diluted)..................................................        $   (9.31)     $ (0.26)     $  (1.17)     $   0.01

                                                                                         Year Ended December 31, 1999
                                                                              ---------------------------------------------------
                                                                                  Fourth      Third        Second        First
Description                                                                       Quarter     Quarter      Quarter       Quarter
-----------                                                                   ------------  -----------  -----------  ------------
                                                                                        (in 000's except per share amounts)
Total revenues..........................................................           $8,743     $20,055     $ 24,886      $30,256

Net income (loss) before taxes..........................................           $3,414     $15,519     $(26,529)     $(4,159)
Net income (loss).......................................................           $3,414     $15,519     $(26,529)     $(4,159)
Net income (loss) per share
  (basic and diluted)...................................................           $ 0.11     $  0.52     $  (0.89)     $ (0.14)

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            ---------------------------------------------------------------
            RESULTS OF OPERATIONS
            ---------------------

     The following discussion and analysis should be read in conjunction with the financial statements and related notes contained elsewhere herein.

Overview

     PRG was incorporated in 1993, but conducted no significant operations until the IPO and reorganization in June of 1995. PRG is a PPM company and was formed to provide various administrative services to Eyecare Practices and ASCs. In fulfilling its obligations under the MSAs, the Company pays the operating costs and expenses on behalf of the Eyecare Practices. As a result, the operating costs and expenses previously incurred by the Eyecare Practices are reflected in the operating expenses of PRG. The revenues recorded by the Company reflect a combination of (i) management fees earned under its MSAs and (ii) medical services related to patient charges, in the case of its controlled Eyecare Practices, ASCs and optical dispensaries. In addition to the operating costs and expenses discussed above, the Company is incurring personnel and administrative expenses in connection with maintaining corporate and regional offices.

Company Developments

     The Company, during the latter half of 1997 and early 1998, re-evaluated its strategic position and initiated (1) a review of its affiliated Eyecare Practice relationships in light of available resources, market penetration, geographic coverage and current Company strategy and (2) a comprehensive review of its due from affiliates balances. These reviews resulted in a decision by the Company to begin the process of termination of its affiliations with approximately 44 Eyecare Practices (18 of which had actually been terminated as of December 31, 1997 through sale, disposition or disassociation) and a conclusion that certain portions of its due from affiliates balance might not be realized. This decision and conclusion resulted in the Company incurring combined pre-tax charges of $76,706,000 through December 31, 1997.

     In 1998, the Company continued the process of terminating its affiliations with the 44 Eyecare Practices identified during the strategic review undertaken
in 1997.   In addition, certain negative factors, including market position and demographics, deteriorating physician relations, disappointing operating results, and declining stock prices, further contributed to the destabilization of the Company's relationship with other affiliated Eyecare Practices. These factors were caused by or may have been exacerbated by weak economic conditions in some market areas, declining government and managed care payments, and other factors, many of which were outside the control of the Company. In 1998, additional affiliated Eyecare Practices attempted to unilaterally terminate their MSAs. In ever-increasing numbers, the Eyecare Practices excluded PRG from any involvement in the business management aspect of those Eyecare Practices and ASCs. The Eyecare Practices also began bringing lawsuits or commencing arbitration proceedings against PRG and/or its subsidiaries. Although PRG and its subsidiaries denied the allegations of the Eyecare Practices and generally asserted counterclaims to recover the amounts owed to PRG and its subsidiaries by those Eyecare Practices, PRG's revenues were substantially negatively impacted. As a result, the Company incurred additional pre-tax charges of $347,857,000 during 1998. This had a material adverse effect on the Company's financial condition and results of operations and raised substantial doubt about the Company's ability to continue as a going concern.

     Other events that occurred during 1998 that severely impacted the Company's operating environment include:

 .  During a single ten month period, two Chief Financial Officers were appointed and resigned.
 .  The President appointed in late 1997 resigned in November 1998.
 .  Its principal bank lender informed the Company that PRG was in technical default of its bank loan agreement.
 .  On November 16, 1998, the NYSE halted trading in the Common Stock of PRG and subsequently made application to the SEC to delist the issue.
 . Subsequent to and partially as a result of employee resignations, lack of adequate financial information from certain affiliated Eyecare Practices, and the Company's inability to timely engage another audit firm (see Item 9), the Company did not timely file all reports required to be filed by Section 13 or 15(d) of the 1934 Act for the years ending 1998 or 1999.

     In late October 1998, the Restructuring Board was confronted with a situation in which (i) PRG faced substantial litigation, (ii) PRG's relationships with its affiliated Eyecare Practices had deteriorated and (iii) PRG owed approximately $9.5 million and was in technical default under the NationsBank Credit Facility. The Restructuring Board, together with PRG's management and independent consultants, engaged in efforts to restructure PRG's business.

     To this end, a plan consisting of two essential components was formulated to maximize the value of PRG's business and assets. The first component of the Restructuring Board's plan was development of a program pursuant to which PRG would, in a Buyout with Eyecare Practices (i) sell to the Eyecare Practice the assets owned by PRG or one of its subsidiaries that were used in the operation of the Eyecare Practice, (ii) transfer the liabilities of PRG related to the operations of the Eyecare Practice back to the Eyecare Practice, (iii) collect amounts owed by the Eyecare Practice and its affiliates to PRG, (iv) release the Eyecare Practice and affiliated physicians from further obligations under the MSAs and related employment agreements, (v) cancel notes and other indebtedness owed by PRG to the Eyecare Practice and affiliated physicians and (vi) enter into mutual releases. In establishing and arriving at the Buyout formulas and underlying methodologies and assumptions, PRG was assisted and advised by the financial advisory firm of Houlihan.

     The second component of the Restructuring Board's plan involved a search for a strategic partner to purchase certain of PRG's interests in ASCs. On January 31, 2000 the Company entered into a definitive Acquisition Agreement with AmSurg related to the sale by the Company of its interests in 11 ASCs, with estimated sale proceeds of up to approximately $40,000,000 in cash. Additionally, as part of this agreement, AmSurg and PRG entered into a Management Agreement under which, effective January 1, 2000, AmSurg began managing the operations of 15 surgery centers affiliated with PRG, 11 of which were to be purchased pursuant to the terms of the Acquisition Agreement. As of December 31, 2000, the Company's interests in three (3) ASCs have been sold to AmSurg yielding sale cash proceeds of $22,082,617. AmSurg continues to manage the operations of six (6) ASCs pursuant to the terms of the Management Agreement.

     On January 29, 1999, the Company repaid $2,600,000 of the amounts outstanding under the amended credit facility. The remaining balance was acquired by another bank. The outstanding balance of $6,900,000 was paid off in full in March 1999 with the proceeds from the sale of various Eyecare Practice assets.

     On March 19, 1999, PRG entered into the RAM Agreement with RAM on behalf of itself and the funds that it manages which, at the date of the RAM Agreement, owned $91.896 million principal amount of the Debentures. Pursuant to the RAM Agreement, RAM loaned PRG $3.75 million to pay interest on the Debentures that was due December 1, 1998. On July 29, 1999, the Company repaid the RAM loan.

     In April of 1999 PRG and AmSurg executed a letter of intent for the purchase by AmSurg of a portion of PRG's ownership interests in its practice-based ophthalmology ASCs. The Company continued to experience losses and negative cash flow from operations during fiscal 1999.

     On July 1, 1999, American Surgery Centers of Las Vegas, Ltd., operator of the Sahara Lindell Surgical Center ("SLSC"), and American Surgery Centers of Las Vegas, Inc., a wholly owned subsidiary of American Ophthalmic, Inc. and general partner of SLSC, filed voluntary bankruptcy petitions. On December 24, 1999, the assets of SLSC were sold and SLSC settled approximately $3.3 million in debt outstanding to the center's major creditor. During September and October of 2000, the ASC of Las Vegas, Inc. distributed the remaining assets and the dismissal of the case is pending.

     On February 1, 2000, PRG filed a voluntary bankruptcy petition.

     On May 25, 2000, EyeCorp filed a voluntary bankruptcy petition.

     The Plan filed by PRG and EyeCorp with and confirmed by the Bankruptcy Court is a liquidating plan and does not contemplate the financial rehabilitation of the Company and EyeCorp or the continuation of their businesses (except with respect to any physicians and practices who cure their contractual defaults and request that the Company recommence providing management services). Many of the Company's assets have been or are in the process of being liquidated, and the Plan contemplates that the remaining unliquidated assets will be liquidated. Funds generated from the liquidation of assets will be paid to creditors as set forth in the Plan. Holders of equity interests may not receive or retain any property under the Plan with respect to their holdings unless and until all creditors have been paid in full.

     On December 1, 2000, the Bankruptcy Court entered an order confirming the Plan. The effective date of the Plan was December 15, 2000. In accordance with the Plan, in December 2000 and February 2001, the Company made distributions to unsecured creditors totaling approximately $80 million. Currently the Company does not anticipate any distributions to holders of equity interests.

Results of Operations - Historical

     For the year ended December 31, 1999, the historical statement of operations data includes the operations of the practices and interests in surgery centers through the date of disposition, if applicable. Revenues have not been recognized by the Company for those practices alleging either breaches of MSAs or notices attempting to unilaterally terminate their MSAs throughout 1998 and 1999.

     The Company incurred a number of significant statement of operations charges during the latter half of 1998. During the third and fourth quarters of 1998, PRG recorded estimated charges for the dispositions or effective terminations of practice affiliations of $347,857,000 which included $41,509,565 for the estimated uncollectability of certain accounts receivable. These charges have been included in "Asset valuation losses" in the accompanying statement of operations data for the year ended December 31, 1998.
Additionally, the Company incurred, during the fourth quarter of 1998, a charge-off of $912,000 for future payments to its former Chairman of the Board and Chief Operating Officer in connection with termination agreements. The charge-off of the future payments to the former Chairman of the Board and Chief Operating Officer is included in a separate line item on the accompanying statement of operations for the year ended December 31, 1998.

     The Company continued to experience losses and negative cash flow from operations during fiscal 1999. The Company recorded a loss of $11,755,000 at December 31, 1999. Throughout 1999, the Company aggressively pursued the Buyouts. Accordingly, the Company closed Buyouts with 48 practices during 1999 and sold interests in 22 surgery centers. The Company recognized a gain on the sale of these assets of $7,447,000. The gain can be attributed to those practices that were fully reserved in 1998 and which subsequently closed Buyouts in 1999. The Company also recognized an asset valuation recovery of $6,040,000 for practice relationships that were deemed fully impaired in 1998 based upon management's analysis of future cash flows and the related operating environment in 1998 and 1999. The operating environment of the Company had substantially disintegrated by the end of 1999, and on February 1, 2000, PRG filed a petition for voluntary bankruptcy. For additional discussion regarding the bankruptcy filing and filing of the Plan under Chapter 11 (see Item 1. "Business. The Plan").

     Mann Frankfort Stein and Lipp CPAS LLP, ("MFSL"), independent public accountants have audited the Company's consolidated financial statements. Management has made available to MFSL all of the Company's financial records and related data. MFSL was appointed as the principal independent public accountants by the Board of Directors on March 12, 1999 following the resignation of its predecessor independent public accountants, Andersen on November 13, 1998. For discussion regarding the change in independent public accountants (see Item 9. "Changes in and Disagreements with Accountants on Accounting and Financial Disclosures").

 Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Revenues.   Revenues were $83,940,000 for the year ended December 31, 1999 compared to $354,108,000 for the year ended December 31, 1998, a decrease of $270,168,000 or 76.3%. The primary reason for the decrease was the significant number of practices that either consummated Buyouts during 1999 or that unilaterally ceased paying management service fees during 1998.

     Costs and Expenses. Costs and expenses were $95,695,000 for the year ended December 31, 1999 versus $740,540,000 for the comparable period in 1998. This decrease of $644,845,000 was attributable primarily to the recognition of the associated expense for impairment of assets in 1998. Many related expense categories in 1999 were significantly decreased in comparison to 1998 primarily due to the number of consummated Buyouts in 1999. Costs and expenses decreased as a percentage of revenues (from 209.1% in 1998 to 114.0% in 1999).

     Salaries, Wages and Benefits. Salaries, wages and benefits were $33,181,000 during 1999 compared to $176,808,000 for the year ended December 31, 1998, a decrease of $143,627,000 or 81.2%. The decrease is primarily attributable to the resignation of employees who returned to work for Eyecare Practices which either consummated Buyouts during 1999 or practices that unilaterally purported to terminate their relationship with PRG. As a percentage of revenues, salaries, wages and benefits decreased from 49.9% of revenues in 1998 to 39.5% of revenues in 1999.

     Pharmaceutical and Supplies. Expenses for pharmaceuticals and supplies were $15,195,000 in 1999 compared to $46,158,000 for the year ended December 31, 1998, a decrease of $30,963,000 or 67.1%. This decrease was primarily the result of the number of affiliated practices that purported to unilaterally terminate their relationship with PRG during the second half of 1998. Expenses continued to decrease in 1999 for practices sold in 1999. Pharmaceuticals and supplies as a percent of revenues did not change significantly between 1998 (13.0%) and 1999 (18.1%) because 1999 revenues decreased correspondingly with bought-out and non-paying practices.

     General and Administrative. General and administrative expenses were $44,000,000 for the year ended December 31, 1999 compared to $105,253,000 for the year ended December 31, 1998, a decrease of $61,253,000 or 58.2%. General and administrative expenses increased significantly as a percent of revenues at 29.7% and 52.4% for 1998 and 1999, respectively. The increase was due to the number of practices consummating Buyouts in 1999.

     Depreciation and Amortization.   Depreciation and amortization expenses
     were $7,885,000 for the year ended December 31, 1999 compared to $26,000,000 for the year ended December 31, 1998, a decrease of $18,115,000 or 69.7%. This substantial decrease is attributable to related Buyouts by practices during 1999. As a percentage of revenues, depreciation and amortization increased minimally during 1999 (7.3% of revenues in 1998 vs. 9.4% of revenues in 1999) as certain adjustments were made to both depreciable lives and amortization periods during the year.

     Interest Expense, net.   Interest expense, net was $7,932,000 for the year
     ended December 31, 1999 compared to $11,478,000 for the year ended December 31, 1998, a decrease of $3,546,000. Interest expense decreased because the revolving credit facility was paid off in March 1999. (See Note 9 "Long-Term Obligations"). Another factor for the decrease was the number of practices consummating Buyouts during 1999 with associated debt either paid off as the result of the Buyout or acquired by the practice, thus reducing the outstanding debt and the associated interest expense.

     Asset Valuation Recovery. The Company recognized an asset valuation recovery of $6,040,000 in 1999. This recovery resulted from the sale of assets in 1999 in excess of 1998 estimated values. The increase occurred because Eyecare Practices that had previously been identified in 1998 as fully impaired consummated Buyouts during 1999. For further discussion of the 1998 asset valuation loss (see "Year Ended December 31, 1998 Compared to Year Ended December 31, 1997 - Asset Valuation Losses").

     Executive Severance Expenses. There were no expenses related to executive severance in 1999 as compared to 1998 expense of $912,000. Expense in 1998 was associated with future payments to be made to PRG's former Chairman of the Board and former Chief Operating Officer in connection with terms of their termination agreements in the fourth quarter of 1998.

     Patent Litigation Defense Costs. The modest increase from 1998 in the patent litigation defense costs (from $798,000 in 1998 to $989,000 in 1999) is attributable to an increase in legal fees connected with the Company's defense of the patent litigation process as compared from 1998 to 1999. This litigation resulted in a favorable settlement for the Company in May of 2000.

     Loss (Gain) on Sale of Assets. During 1999, PRG consummated Buyouts with 48 practices and sold certain interests in 22 surgery centers at a gain of $7,447,000. The gain occurred for those practices sold in 1999 that were previously identified as fully impaired at year end 1998. The Company recognized a loss of $25,276,000 on the sale of assets for 9 practices consummating Buyouts in 1998.

     Provision (Benefit) for Income Taxes. The 1999 tax provision resulted from additional deferred tax assets that were again fully reserved for in accordance with Financial Accounting Standards No. 109 ("FAS 109"). This compares to an income tax benefit in 1998 of $66,867,000 or 17.3% of loss before income tax that is less than the 35% statutory rate primarily due to the effect of nondeductible asset valuation losses. The 1998 benefit arose from the write-off of the deferred tax liability recorded in connection with intangible assets related to acquisitions of certain practice relationships and interests in surgery centers. The remaining net deferred asset was fully reserved (valuation allowance) as per the requirements of FAS 109.

 Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Revenues. Revenues were $354,108,000 for the year ended December 31, 1998 compared to $411,640,000 for the year ended December 31, 1997, a decrease of $57,532,000 or 14.0%. The primary reason for the decrease was the significant number of practices that unilaterally purported to terminate their relationship with PRG during 1998. For further discussion, see "Asset Valuation Losses."

     Costs and Expenses. Costs and expenses were $740,540,000 for the year ended December 31, 1998 versus $479,275,000 for the comparable period in 1997. This increase of $261,265,000 was attributable primarily to the asset valuation losses and the loss on sale of assets. Costs and expenses also increased as a percentage of revenues (from 97.1% in 1997 to 110.7% in 1998) even if charge-offs and patent litigation expenses are not considered. This overall increase in costs and expenses as a percentage of revenues indicates that the Company's operating margins were declining correspondingly. These cost and expense increases/margin declines were the result of various factors including: reimbursement rate declines at the Eyecare Practices; poor financial performance by certain of the Eyecare Practices; the adverse effect of the additional practices that unilaterally purported to attempt to terminate their respective MSA with PRG throughout 1998; increased legal and professional fees caused by substantial new litigation; management turnover; increased depreciation and amortization due to acquisitions and life adjustments; significant interest expense related to debt obligations; and adjustments relative to certain MSAs. The individual components of the annual costs and expenses are discussed below.

     Salaries, Wages and Benefits. Salaries, wages and benefits were $176,808,000 compared to $207,254,000 for the year ended December 31, 1997, a decrease of $30,446,000 or 14.7%. This decrease was primarily attributable to the number of employees who resigned from PRG to return to work for Eyecare Practices that unilaterally purported to terminate with the Company during the second half of 1998. As a percentage of revenues, salaries, wages and benefits decreased slightly from 50.3% of revenues in 1997 to 49.9% of revenues in 1998.

     Pharmaceutical and Supplies. Pharmaceuticals and supplies expenses were $46,158,000 in 1998 compared to $52,392,000 for the year ended December 31, 1997, a decrease of $6,234,000 or 11.9%. This decrease was primarily the result of the number of affiliated practices that purported to unilaterally terminate their relationship with PRG during the second half of 1998. Pharmaceuticals and supplies as a percent of revenues did not change significantly between 1997 (12.7%) and 1998 (13.0%) because 1998 revenues decreased correspondingly with non-paying practices.

     General and Administrative. General and administrative expenses were $105,253,000 for the year ended December 31, 1998 compared to $103,055,000 for the year ended December 31, 1997, an increase of $2,198,000 or 2.1%. General and administrative expenses increased somewhat as a percent of revenues at 25.0% and 29.7% for 1997 and 1998, respectively. The moderate increase was due to the increased professional and consulting expenses generated by significant management and staff turnover, increased claims expense, and increased litigation expense.

     Depreciation and Amortization. Depreciation and amortization expenses were $26,000,000 for the year ended December 31, 1998 compared to $24,841,000 for the year ended December 31, 1997, an increase of $1,159,000 or 4.7%. This modest increase is attributable to certain adjustments that were made to both depreciable lives and amortization periods during the second half of 1998. As a percentage of revenues, depreciation and amortization increased minimally during 1998 (6.0% of revenues in 1997 vs. 7.3% of revenues in 1998) as certain adjustments were made to both depreciable lives and amortization periods during the year.

     Interest Expense, net. Interest expense, net was $11,478,000 for the year ended December 31, 1998 compared to $11,547,000 for the year ended December 31, 1997 a decrease of $69,000.

     Executive Severance Expenses. The $912,000 of 1998 executive severance expenses were the result of recording the expenses associated with future payments to be made to PRG's former Chairman of the Board and former Chief Operating Officer in connection with terms of their termination agreements in the fourth quarter of 1998.

     Patent Litigation Defense Costs. The decrease during 1998 in the patent litigation defense costs (from $2,730,000 in 1997 to $798,000 in 1998) is attributable to the decrease in legal fees connected with the Company's defense of the patent litigation process as compared from 1997 to 1998.

     Asset Valuation Losses. As discussed above, the Company developed an asset sale methodology pursuant to which Buyouts were effected with various Eyecare Practices. For further discussion see Exhibit 2.1

     Total Consideration was calculated for Eyecare Practice, and asset valuation losses were determined by subtracting the Company's carrying value of assets from Total Consideration. The Company recognized asset valuation losses in 1998 of $347,857,000.

     Loss on Sale of Assets. During 1998, PRG consummated Buyouts or otherwise severed relations with 9 practices at a loss of $25,276,000. See "Company Developments" above for more details.

     Provision (Benefit) for Income Taxes. The income tax benefit in 1998 of $66,867,000 or 17.3% of loss before income tax is less than the 35% statutory rate primarily due to the nondeductibility in the current period of certain asset valuation losses. The 1998 tax benefit arose from the write-off of the deferred tax liability set-up at acquisition associated with the intangible assets that were written off in the asset valuation loss. The remaining net deferred asset was fully reserved (valuation allowance) as per the requirements of FAS 109 where it is not likely that the net operating loss will be utilized. This compares to an income tax benefit of $26,312,000 or 38.9% of loss before income tax for 1997.

     Liquidity and Capital Resources

     Cash, Working Capital and Debt

          As of December 31, 1999, cash had increased to $43,315,000 and working capital had decreased to a deficit of $71,789,000. The increase in cash was primarily attributable to the Buyouts consummated with 48 practices and sale of interests in 22 surgery centers during 1999. Working capital as compared to 1998 continued to be adversely impacted by the Debentures and outstanding bank debt being classified as current liabilities (See "Credit Facilities" below). Overall indebtedness both short and long term had decreased to $131,883,000 due to debt paid off or retired in connection with sale of practices in 1999.

          As of December 31, 1998, cash was $9,654,000 and the working capital deficit was $72,700,000. The working capital deficit was caused primarily by the Debentures being classified as current liabilities (See "Credit Facilities" below). PRG also recorded charges during 1998 amounting to $41,509,565 reflecting the uncertainty of the realization of certain accounts receivable, which correspondingly decreased working capital. Overall indebtedness both short and long term was $153,208,000.

     Credit Facilities

          In March 1997, PRG arranged a new $90,000,000 credit facility with a syndicate of banks led by its prior bank lender, to be used for acquisitions, capital expenditures, working capital and Common Stock repurchases. The new credit facility was secured by the stock of the subsidiaries of PRG and guaranteed by such subsidiaries. PRG borrowed approximately $8,000,000 under the facility in early October of 1997 to finance certain acquisitions but went into technical default subsequent thereto. The $90,000,000 facility was subsequently terminated and a new $14,000,000 facility was established with the lead bank from its $90,000,000 facility. PRG had borrowed $12,248,000 from its new facility as of December 31, 1997. The amended facility required that the balance outstanding be paid down to $9,500,000 by September 30, 1998, with the remainder to be repaid on December 31, 1998. The facility was guaranteed by Lucius Burch, Dr. David Meyer and Robert Alpert. The consideration paid to these individuals in return for their guarantees was approximately $1,676,0000.

          The facility was paid down to $9,500,000 by September 30, 1998. On December 31, 1998, PRG was in technical default on the $9,500,000 facility with its lead bank and the debt was subsequently purchased by another bank in late January 1999. The debt was then retired in full in March 1999 with proceeds from the sale of various practice assets.

          On March 19, 1999, PRG entered into the RAM Agreement with RAM, which then owned or managed approximately $92 million principal amount of the Debentures. PRG's overall restructuring would involve (i) the sale of practice assets and interests in surgery centers to its affiliated practices and a concurrent termination of MSAs and execution of mutual releases between PRG and such practices and (ii) the sale of certain interests in surgery centers to a strategic partner.

          Under the terms of the RAM Agreement with RAM, the holders of the $125 million principal amount of PRG's Debentures would receive (i) $100 million principal amount in cash and/or notes from the restructuring of PRG's relationships with its affiliated practices and the sale to a strategic partner of certain interests in surgery centers and (ii) an interest in the net proceeds of certain patent litigation. PRG had agreed to pay $3.75 million in interest that was due on the Debentures on December 1, 1998. In connection with the RAM Agreement, RAM loaned to PRG $3.75 million. The loan was evidenced by a secured promissory note, which bore interest at the rate of 20% per annum and was due and payable in its entirety on September 30, 1999. Interest on the note was payable monthly beginning May 1, 1999. There was no prepayment penalty for early retirement of the note. The note was secured by a pledge of an interest in various of its subsidiaries. The $3.75 million note was paid off July 1999.

          In July 1999, RAM notified PRG that RAM believed that there had been a material breach by PRG regarding a representation related to certain litigation discussed in the RAM Agreement, which RAM believed provided it the right to terminate the RAM Agreement. RAM also questioned whether PRG used reasonable efforts to complete the restructuring by September 30, 1999. PRG believes that it had used its reasonable efforts to complete the restructuring. The restructuring was not completed by September 30, 1999.

     In fiscal 1999, PRG completed sales of assets used in connection with the operation of 48 medical practices and certain interests in 22 ASCs. In connection with those sales, all litigation and other disputes with these affiliated medical practices and surgery centers were resolved, approximately $17 million in principal amount of notes payable by PRG to the affiliated medical practices were cancelled and the management services agreements between PRG and the affiliated medical practices were terminated.

     Liquidity

          As discussed previously, the Company had a working capital deficit of approximately $71,789,000 million at December 31, 1999. The Company was able to generate adequate cash flow to meet its needs in fiscal 1998 and 1999 through the sale of various assets. Throughout 1999, PRG continued to experience further losses and negative cash flows from operations, and on February 1, 2000, the Company filed a voluntary petition under Chapter 11 of the Bankruptcy Code.

          PRG and EyeCorp filed the Plan on October 13, 2000. The Plan is a liquidating plan as it does not contemplate the financial rehabilitation of the Company or the continuation of their businesses (except with respect to any physicians and practices who cure their contractual defaults and request that the debtors recommence providing management services). Many of the Company's assets have been or are in the process of being liquidated, and the Plan contemplates that the remaining unliquidated assets will be liquidated.

     Inflation

          To date, inflation has not had a material effect on the combined results of operations of the Eyecare Practices.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

     Financial Statements and Supplementary Data are included herein on pages F-1 through F-24.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURES
         ---------------------

     On November 13, 1998, Andersen resigned as the Company's principal independent public accountant. Neither the Company's Board of Directors nor any committee of the Board of Directors recommended that Andersen resign.
Andersen's report on the Company's financial statements for each of the years ended December 31, 1996 and December 31, 1997, respectively, did not contain an adverse opinion or disclaimer of opinion. Neither were such opinions qualified or modified as to uncertainty, audit scope or accounting principles. Since January 1, 1996, there have not been any disagreements between the Company and Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not resolved to the satisfaction of Andersen would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports on the Company's financial statements. In connection with the increasing number of Eyecare Practices that notified the Company of their disputes regarding compliance with their respective MSAs with the Company during the third quarter of 1998, Andersen expressed concerns to the Company about realizability of recorded receivables and intangible assets, as well as recognition of revenues.

     The principal reasons for its resignation which Andersen expressed to the Company were (i) its belief that there do not exist internal financial controls and adequate financial reporting from affiliated practices necessary for the Company to develop reliable financial statements and (ii) its belief that prior management of the Company had not taken steps to remedy problems disclosed to the Company by Andersen in a "material weakness" letter (the "Material Weakness Letter") delivered in connection with Andersen's issuance of its opinion with respect to the Company's financial statements for the year ended December 31, 1997, as disclosed in the Company's Annual Report on Form 10-K for that period. Andersen stated in the Material Weakness Letter that during 1997 (i) the Company did not maintain adequate control over the recording of transactions between individual physician practices and the Company's corporate accounting department and (ii) the reconciliation of many key general ledger accounts, including certain cash, receivable and accrued liability accounts, was not performed by the Company on a timely basis. These matters constituted a material weakness as defined by standards established by the American Institute of Certified Public Accountants in the internal control structure of the Company for the period examined.

     Best efforts were maintained by the Board of Directors to appoint new principal independent public accountants following the resignation of Andersen. After numerous inquiries and contacts, on March 12, 1999, the Board of Directors appointed MFSL as the principal independent public accountants for PRG.

     The Company did not directly or indirectly during the two fiscal years preceding the appointment of MFSL, or during the subsequent interim period prior to the appointment of MFSL, consult MFSL regarding (a) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's' financial statements, or (b) any matter that was either the subject of a disagreement with Andersen or a reportable event.

                                   PART  III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF PRG
          ---------------------------------------

     The name, age, position and term of the executive officer of the Company is set forth under the heading "Executive Officers" on page 8 under Item 1 of this report. The following chart sets forth the name, age, position and term of each director of the Company.

                    Name                           Age                              Position
                   -----                          -----                             --------
     Michael W. Yeary                                47        Director, President and Chief Restructuring Officer

     Michael Yeary served as Chief Operating Officer and President of PRG from October, 1998 until February 2000. Since February 1, 2000, he has served as PRG's President and Chief Restructuring Officer. Additionally, since March 16, 2000, Mr. Yeary has served as PRG's sole director. Finally, from December 15, 2000, he has served as the Liquidation Agent for the Company. From February 1996 until February 1998, Mr. Yeary served as Regional Vice President of PRG for South Texas and Louisiana. From January 1, 1998 until March 30, 1998, Mr. Yeary served as the Interim Accounting Manager of PRG in addition to his other duties. From 1989 to February 1996, he was the Chief Financial Officer for Mann Berkeley Eye Center in Houston, Texas. From 1981 to 1989, Mr. Yeary served as the Executive Vice President, Chief Financial Officer for the Tomasco Group, a real estate development and investment company with operations in industries related to commercial real estate, manufacturing and oil and gas. Previously, Mr. Yeary served in a variety of capacities in retail and public accounting with Deloitte and Touche, LLP. Mr. Yeary is a Certified Public Accountant and received his B.B.A. in Accounting from Lamar University. He is also a Director of Humble National Bank.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

          The following table sets forth a summary of the compensation paid by PRG for services rendered in all capacities to PRG during 1997, 1998 and 1999 to the Named Executive Officers.

                                                                                        Long-term Compensation
                                                                              --------------------------------------------
                                            Annual Compensation                     Awards                    Payouts

       Name and Principal        Year   Salary($)   Bonus($)     Other      Restricted    Securities      LTIP         All Other
            Position                                            Annual         Stock      Underlying    Payouts     Compensation
                                                             Compensation    Awards($)      Options        ($)            ($)
                                                                  ($)
-----------------------------------------------------------------------------------------------------------------------------------
Richard A. Gilleland,            1997    19,153    54,000            -             -      1,505,000  (3)        -          -  -
Chairman of the Board and Chief  1998         -         -            -             -              -             -    235,000  (2)
Executive Officer (3)(4)         1999         -         -            -             -              -             -          -  -
------------------------------------------------------------------------------------------------------------------------------------
Emmett E. Moore                  1997         -         -            -             -              -             -    346,903  (1)(2)
Chairman of the Board and Chief  1998         -         -            -             -              -             -    345,000  (2)
Executive Officer (3)(5)         1999         -         -            -             -              -             -          -  -
------------------------------------------------------------------------------------------------------------------------------------
Jonathan R. Bond                 1997   175,000         -            -             -        100,000  (3)        -          -
Executive Vice President -       1998   175,000         -            -             -              -             -          -
Operations (3)                   1999    55,192         -            -             -              -             -          -
------------------------------------------------------------------------------------------------------------------------------------
                                 1997         -         -            -             -        450,000  (3)        -          -
Peter Dorflinger,                1998   248,894   187,500            -             -              -             -          -
President (3)                    1999         -         -            -             -              -             -    425,000  (6)
------------------------------------------------------------------------------------------------------------------------------------
Michael W. Yeary., President,    1997   151,308         -            -             -        202,500  (7)        -          -
Chief Restructuring Officer,     1998   174,985    60,000            -             -              -             -      2,048  (1)
and Liquidation Agent            1999   226,250   202,581            -             -              -             -      2,251  (1)
------------------------------------------------------------------------------------------------------------------------------------
Karen Nicolaou, Controller and   1997         -         -            -             -          7,500  (7)        -          -
Director of Claims               1998    40,122         -            -                            -             -      2,622  (1)
Resolution                       1999   110,000    93,331            -             -              -             -      2,251  (1)
------------------------------------------------------------------------------------------------------------------------------------
                                 1997    89,564         -            -             -         20,000  (3)        -          -
Lane Edenburn, Vice President    1998    94,062         -            -             -              -             -      2,070  (1)
 (3)                             1999   142,019   127,060            -             -              -             -      2,251  (1)
------------------------------------------------------------------------------------------------------------------------------------
                                 1997   161,060         -            -             -        172,500  (7)        -          -
Daniel Chambers                  1998   175,000         -            -             -              -             -          -
                                 1999   157,179   102,519            -             -              -             -          -
------------------------------------------------------------------------------------------------------------------------------------

(1)  Represents amounts paid by PRG for health insurance premiums.

(2)  Includes $125,000 paid by PRG in connection with a severance package.

(3) Individuals are no longer employed by the Company; therefore, all stock options granted to such individuals have or will expire in accordance with the terms of the stock option plan.

(4) Mr. Gilleland was elected Chairman of the Board of Directors and Chief Executive Officer effective December 15, 1997. Mr. Gilleland resigned from the Board of Directors and as an officer of PRG on December 29, 1998.

(5) Mr. Moore's position as Chairman of the Board and employment as Chief Executive Officer were terminated on November 17, 1997.

(6)  Represents $425,000 paid by PRG in connection with a severance agreement.

(7) Outstanding options have been reduced to a potential claim in bankruptcy. Option holders may not receive or retain any property under the Plan with respect to their holdings unless or until all creditors have been paid in full.

Option Grants During 1998 and 1999

The following table presents information regarding 1998 and 1999 grants of options to purchase shares of Common Stock for each of the Named Executive
Officers:


                                                                                                     Alternative to (f) and (g):
                                       Individual Grants                                                  Grant date value
------------------------------------------------------------------------------------------------
                                 Number of       % of Total
                                Securities         Options         Exercise or
       Name                     Underlying       Granted to         Base Price      Expiration
                                  Options       Employees in        ($/Sh)/(2)/        Date            Grant date Present Value
                                Granted(#)       Fiscal Year
-----------------------      --------------   ---------------   ----------------   ---------------   -------------------------
Jonathan R. Bond           (1)       25,000              1.58            $  4.00          06/23/03                       $0.00
                                     52,500              3.32            $  2.75          08/27/03                       $0.00

Daniel Chambers                      20,000              1.26            $  4.00          06/23/03                       $0.00  (2)
                                     52,500              3.32            $  2.75          08/27/03                       $0.00  (2)

Peter Dorflinger           (1)       10,000               .63            $  4.50          01/23/03                       $0.00
                                    150,000              9.48            $  4.00          06/23/03                       $0.00
                                     90,000              5.69            $  2.75          08/27/03                       $0.00
                                    200,000             12.64            $ 3.625          01/23/03                       $0.00

Pamela Westbrook           (1)       70,000              4.42            $  4.00          06/23/03                       $0.00
                                    100,000              6.32            $  3.75          02/23/03                       $0.00
                                     52,500              3.32            $  2.75          08/24/03                       $0.00

Michael Yeary                        50,000              3.16            $  4.00          06/23/03                       $0.00  (2)
                                     52,500              3.32            $  2.75          08/27/03                       $0.00  (2)
                                     60,000              3.79            $  4.50          01/08/03                       $0.00  (2)
                                     40,000              2.53            $  4.93          06/04/03                       $0.00  (2)

Ann Chaney                 (1)       25,000              1.58            $4.0625          04/01/03                       $0.00
                                     10,000               .63               2.75          08/24/03                       $0.00

Lane Edenburn              (1)        7,500               .47            $ 4.938          06/06/03                       $0.00
                                      5,000               .32            $  2.75          08/24/03                       $0.00

Karen G. Nicolaou                     7,500               .47            $  2.75          08/27/03                       $0.00  (2)

(1) Individuals are no longer employed by the Company; therefore, all stock options granted to such individuals have or will expire in accordance with the terms of the stock option plan.

(2) Outstanding options have been reduced to a potential claim in bankruptcy. Option holders may not receive or retain any property under the Plan with respect to their holdings unless or until all creditors have been paid in full.

Aggregated Option Exercises During 1998 and 1999 and Year End 1999 Option Values

The following table presents information regarding options exercised in 1998 and 1999, and the value of options outstanding at December 31, 1999 for each of the Named Executive Officers:

                                                                 Number of Securities             Value of Unexercised
                                                                Underlying Unexercised            In-the-Money Options
                                                                 Options at FY-End(#)                at FY-End($)/(1)/
                                                        --------------------------------------------------------------------
                              Shares
                             Acquired          Value
        Name                on Exercise     Realized($)      Exercisable    Unexercisable    Exercisable       Unexercisable
                                (#)
---------------------    --------------    -------------    -------------   -------------    -----------       -------------
Jonathan R. Bond       (1)           0       $      0.00               0                0             $0                  $0
Daniel Chambers                      0       $      0.00          72,500                0             $0  (2)             $0
Peter Dorflinger       (1)           0       $      0.00               0                0             $0                  $0
Pamela Westbrook       (1)           0       $      0.00               0                0             $0                  $0
Michael W. Yeary                     0       $      0.00         202,500                0             $0  (2)             $0
Ann Chaney             (1)           0       $      0.00               0                0             $0                  $0
Lane Edenburn          (1)           0       $      0.00          20,000                0             $0  (2)             $0
Karen G. Nicolaou                    0       $      0.00           7,500                0             $0  (2)             $0
Richard J. D'Amico     (1)           0       $333,330.00               0                0             $0                  $0

(1) Individuals are no longer employed by the Company; therefore, all stock options granted to such individuals have or will expire in accordance with the terms of the stock option plan.

(2) Outstanding options have been reduced to a potential claim in bankruptcy. Option holders may not receive or retain any property under the Plan with respect to their holdings unless or until all creditors have been paid in full.

Compensation Committee Interlocks and Insider Participation

     Richard A. Gilleland was a member of the Compensation Committee during 1997 and was elected the Chief Executive Officer of PRG effective December 15, 1997. Mr. Gilleland resigned as a member of the Compensation Committee prior to his election as Chief Executive Officer and did not participate, in any way, in the deliberations of the Committee with regard to his compensation. No other member of the Compensation Committee was, during 1997, an officer or employee of PRG or any of its subsidiaries, or was formerly an officer of PRG or any of its subsidiaries or had any relationships requiring disclosure by PRG.

     During 1997, no executive officer of PRG served as (i) a member of the Compensation Committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on the Compensation Committee, (ii) a director of another entity, one of whose executive officers served on the Compensation Committee, or (iii) a member of the Compensation Committee (or other board committee performing similar functions) of another entity, one of whose executive officers served as a director of PRG.

Compensation of Directors

     Subsequent to October 1998, no members of PRG's Board of Directors received compensation for their service as directors of PRG. Prior to October 1998, members of PRG's Board of Directors who were employees of PRG or of an Eyecare Practice that was party to an MSA with PRG did not receive additional compensation for serving as directors. Prior to October 1998, each PRG director who was neither an employee of PRG nor of an Eyecare Practice that was party to an MSA with PRG received a fee of $2,000 for attendance at each Board of Directors meeting (whether the meeting was in person or telephonic) and $1,500 (if in person; $500 if telephonic) for each committee meeting (unless held on the same day as a Board of Directors meeting) and an initial grant of nonqualified options to purchase 10,000 shares of PRG Common Stock. Nonemployee directors (whether or not employed by an Affiliated Practice) received annual grants of nonqualified options to purchase 5,000 shares of PRG Common Stock. All directors of PRG have been reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors or committees thereof, and for other expenses incurred in their capacity as directors of PRG.

Employment Agreements

     As of December 31, 2000, PRG was a party to employment agreements with three key employees: Michael W. Yeary, President and Chief Restructuring Officer; Karen Nicolaou, Controller; and Lane Edenburn, General Counsel.

     The Employment Agreement between Mr. Yeary and the Company (the "Yeary Employment Agreement") is dated January 31, 2000 and provides for a term of 18 months, a base salary of $450,000 per year and incentive bonuses payable as follows: (i) $125,000 on January 31, 2000; (ii) $150,000 on July 31, 2000;
(iii) $150,000 on January 31, 2001; and (iv) $150,000 on July 31, 2001.  The
Yeary Employment Agreement provides that if it is terminated by the Company without "Cause" (as defined in the Yeary Employment Agreement) prior to the expiration of its term, Mr. Yeary shall be entitled to receive salary and bonuses payable under the Yeary Employment Agreement for the remainder of the term of the Yeary Employment Agreement.

     Mr. Yeary has also been named the Company's Liquidation Agent. In his capacity as Liquidation Agent, Mr. Yeary receives salary and bonuses payable under the Yeary Employment Agreement through the remainder of its term. From August 2, 2001 until February 1, 2002, Mr. Yeary receives compensation at an annualized rate that is equal to his annual compensation (including bonuses and benefits) payable under the Yeary Employment Agreement. Beginning February 1, 2002, the Oversight Committee may elect to pay Mr. Yeary in his capacity as Liquidation Agent either the annualized compensation provided for in the Yeary Employment Agreement or an hourly rate of $400 plus benefits.

     Mr. Yeary, in his capacity as Liquidation Agent, will receive an incentive bonus, which he may, in his discretion, share with other employees assisting him in the Company's liquidation. This bonus will be 10% of each distribution payable to the holders of the Indenture Trustee's Claim in excess of the sum of
(i) $105,481,023.29 and (ii) the amount of all interest actually earned by PRG from February 1, 2000 through the December 21, 2000 or any subsequent Distribution Date under the Plan. Additionally, Mr. Yeary will be entitled to a bonus on cash distributions to the holder of the Indenture Trustee's Claim as follows:


                    Distribution Made By         Bonus as Percentage of
                    --------------------           Amount Distributed
                                                 ----------------------
                    December 22, 2000               1.00%
                    February 15, 2001               0.50%
                    April 1, 2001                   0.25%


     The Employment Agreement between Ms. Nicolaou and the Company (the "Nicolaou Employment Agreement") is dated January 31, 2000 and provides for a term of 18 months, a base salary of $140,000 per year and incentive bonuses payable as follows: (i) $70,000 on January 31, 2000; (ii) $70,000 on July 31, 2000; (iii) $70,000 on January 31, 2001; and (iv) $100,000 on July 31, 2001.
The Nicolaou Employment Agreement provides that if it is terminated by the Company without "Cause" (as defined in the Nicolaou Employment Agreement) prior to the expiration of its term, Ms. Nicolaou shall be entitled to receive salary and bonuses payable under the Nicolaou Employment Agreement for the remainder of the term of the Nicolaou Employment Agreement.

     The Employment Agreement between Mr. Edenburn and the Company (the "Edenburn Employment Agreement") was dated January 31, 2000 and provides for a term of 12 months, a base salary of $175,000 per year and incentive bonuses payable as follows: (i) $87,500 on January 31, 2000; (ii) $87,500 on July 31, 2000; and (iii) $100,000 on January 31, 2001, unless the Company elects to extend the term of the Edenburn Employment Agreement for an additional six month period beyond January 31, 2001, in which case Mr. Edenburn shall receive $87,500 on January 31, 2001 and $100,000 on July 31, 2001. The Edenburn Employment Agreement was not extended beyond January 31, 2001. Mr. Edenburn is no longer employed by the Company.

     PRG has been party to employment agreements with members of prior management. The paragraphs that follow discuss the employment agreements to which PRG was a party in 1998 and 1999 under which severance payments were made to former employees of PRG.

     In December 1997, Mr. Gilleland entered into an employment agreement with PRG providing for a base salary of $360,000 per annum. The employment agreement provided that in the event of a termination of employment without cause by PRG or for Good Reason (defined below) by Mr. Gilleland, Mr. Gilleland would be entitled to receive from PRG, during the Severance Period (defined below), an annual payment equal to 175% of the amount of Mr. Gilleland's then current annual salary, to be paid in bi-weekly installments, plus a payment for accrued but unpaid wages, expense reimbursements and a prorated annual bonus equal to 145% of the amount calculated by dividing Mr. Gilleland's annual base salary at the date of termination by twelve and multiplying the result by the number of months in the year of such termination that began or ended prior to the date of such termination. Under Mr. Gilleland's employment agreement, the term Severance Period meant (i) if Mr. Gilleland's employment was terminated at or prior to the end of the initial three year term, (including by failure of the Company to renew the agreement at the end of the initial term), a period equal to the greater of (x) two full years beginning on the date of termination and
(y) the then remaining portion of the initial term and (ii) if Mr. Gilleland's employment was terminated after the end of the initial term and prior to the end of the then-current renewal term (including by failure of the Company to renew the agreement at the end of the renewal term), a period equal to one full year beginning on the date of termination. Good Reason was defined in the employment agreement as a material diminution of Mr. Gilleland's responsibilities or duties, a reduction in Mr. Gilleland's base salary or minimum annual bonus of at least 75% of base salary, or annual bonus or long-term incentive compensation opportunity, a change of control, failure of the PRG Board of Directors to adopt an Executive Bonus Program by March 31, 1998, failure of PRG to execute and deliver to Mr. Gilleland on or prior to December 21, 1997 an Option Agreement and Registration Rights Agreement, requiring Mr. Gilleland to move his principal place of business from the current location in Westlake Village, California or such other location as Mr. Gilleland should agree to in writing, or a material breach by PRG of the employment agreement which was not cured promptly after written notice to PRG from Mr. Gilleland. In addition, if PRG achieved target performance objectives for the entire year in which such termination occurred that would have entitled Mr. Gilleland to receive an annual bonus for such year calculated at a percent greater than 145% of base salary, Mr. Gilleland would have been entitled to an additional amount equal to (a) such larger bonus amount divided by twelve and multiplied by the number of months in the year of such termination that began or ended prior to the date of such termination minus (b) the amount previously paid upon termination. The employment agreement contained a covenant-not-to-compete with PRG during the term of the employment agreement.

     In addition to base salary, Mr. Gilleland through his employment agreement was eligible for a fixed bonus of $54,000 for 1997 and a bonus in an amount equal to at least $630,000 minus his base salary for all years thereafter. Mr. Gilleland had the opportunity to receive a bonus based on the financial performance objectives of the Company. This bonus was to range between 145% and 215% of Mr. Gilleland's base salary. Mr. Gilleland was granted an option to purchase 1,500,000 shares of PRG Common Stock with the per share exercise price being the closing sale price for PRG stock on the NYSE on the date of the commencement of the employment agreement. The options were fully vested and exercisable upon grant.

     Mr. Gilleland resigned from his position as the Company's Chairman and Chief Executive Officer in October 1998. In connection with his resignation, Mr. Gilleland and the Company entered into a settlement arrangement pursuant to which Mr. Gilleland received severance compensation aggregating $235,000.

     In January 1998, Mr. Dorflinger entered into an employment agreement with PRG providing for a base salary of $300,000 per annum. The employment agreement provided that in the event of a termination of employment without cause by PRG or for Good Reason (defined below) by Mr. Dorflinger, Mr. Dorflinger would be entitled to receive from PRG, during the Severance Period (defined below), an annual payment equal to 100% of the amount of Mr. Dorflinger's then current annual salary, to be paid in bi-weekly installments, plus a payment for accrued but unpaid wages, expense reimbursements and a prorated annual bonus equal to 75% of the amount calculated by dividing Mr. Dorflinger's annual base salary at the date of termination by twelve and multiplying the result by the number of months in the year of such termination that began or ended prior to the date of such termination. Under Mr. Dorflinger's employment agreement, the term Severance Period meant (i) if Mr. Dorflinger's employment was terminated at or prior to the end of the initial three year term, (including by failure of the Company to renew the agreement at the end of the initial term), a period equal to the greater of (x) two full years beginning on the date of termination and
(y) the then remaining portion of the initial term and (ii) if Mr. Dorflinger's employment was terminated after the end of the initial term and prior to the end of the then-current renewal term (including by failure of the Company to renew the agreement at the end of the renewal term), a period equal to one full year beginning on the date of termination. Good Reason was defined in the employment agreement as a material diminution of Mr. Dorflinger's responsibilities or duties, a reduction in Mr. Dorflinger's base salary, or annual bonus or long-term incentive compensation opportunity, a change of control, failure of the PRG Board of Directors to adopt an Executive Bonus Program by March 31, 1998, failure of PRG to execute and deliver to Mr. Dorflinger on or prior to January 24, 1998 an Option Agreement and Registration Rights Agreement or a material breach by PRG of the employment agreement which was not cured promptly after written notice to PRG from Mr. Dorflinger. In addition, if PRG achieved target performance objectives for the entire year in which such termination occurred that would have entitled Mr. Dorflinger to receive an annual bonus for such year calculated at a percent greater than 75% of base salary, Mr. Dorflinger would have been entitled to an additional amount equal to (a) such larger bonus amount divided by twelve and multiplied by the number of months in the year of such termination that began or ended prior to the date of such termination minus (b) the amount previously paid upon termination. The employment agreement contained a covenant-not-to-compete with PRG during the term of the employment agreement.

     Mr. Dorflinger was granted an option to purchase 200,000 shares of PRG Common Stock at an exercise price of $3.625 per share, and were fully vested and exercisable upon grant. In addition Mr. Dorflinger was granted options to purchase shares of common stock as follows: 10,000 at an exercise price of $4.50, 150,000 at an exercise price of $4.00 and 90,000 at an exercise price of $2.75. These grants vested over a three-year period. Mr. Dorflinger's employment with the Company terminated in November 1998. In connection with the termination of Mr. Dorflinger's employment, the Company and Mr. Dorflinger entered into a settlement agreement pursuant to which Mr. Dorflinger received severance payments aggregating $425,000 prior to February 1, 2000.

     Mr. Moore entered into an employment agreement with PRG providing for a base salary of $215,000 per annum. Such employment agreement provided that in the event of a termination of employment by PRG other than (i) for cause, (ii) upon death or disability or (iii) upon notice 30 days prior to an automatic renewal date occurring after five years from the date of first employment, Mr. Moore would be entitled to receive from PRG a payment equal to the amount of Mr. Moore's then current annual salary, to be paid in twelve monthly installments, plus a payment for accrued but unpaid wages and expense reimbursements. Mr. Moore's employment agreement provided that in the event Mr. Moore's employment terminated within twelve months following a change in control (as defined in such employment agreement) of PRG, PRG would pay Mr. Moore 2.99 times Mr. Moore's (i) base salary, (ii) maximum potential bonus and (iii) certain other compensation, with certain adjustments. The employment agreement provided that PRG would pay an amount necessary to reimburse Mr. Moore, on an after tax basis, for any excise tax due under Section 4999 of the Internal Revenue Code (the "Code"), as a result of such payment being treated as a "parachute payment" under Section 280G of the Code. The employment agreement contained a covenant-not-to-compete with PRG for a period of two years following termination of employment. The agreement provided that Mr. Moore could devote up to ten percent (10%) of his professional time or two (2) days per month to a consulting business independent from PRG.

     In addition to base salary, Mr. Moore through his employment agreement was eligible for an annual bonus based on earnings per share growth. Bonuses were capped at 50% of base salary. His agreement began in April 1995 and was for a term of five years.

     Mr. Moore entered into a new employment agreement with the Company effective February 21, 1997, which contained the same terms and conditions as the employment agreement described above except that it was for a term of three
(3) years from the commencement date of the agreement, annual base salary was $315,000, there was no provision for reimbursement of excise tax, the bonus calculation was subject to a new formula and 100,000 options vesting 20% over a five (5) year period at an exercise price of $15.25 were granted to Mr. Moore as consideration for entering into the agreement.

     Mr. Moore's employment with the Company was terminated December 17, 1997. The Company fulfilled its obligations to continue to pay Mr. Moore his salary for the remainder of the contract term.

     Mr. Owen entered into an employment agreement with PRG providing for a base salary of $180,000 per annum. Such employment agreement provided that in the event of a termination of employment by PRG other than (i) for cause, (ii) upon death or disability or (iii) upon notice 30 days prior to an automatic renewal date occurring after five years from the date of first employment, Mr. Owen would be entitled to receive from PRG a payment equal to the amount of Mr. Owen's then current annual salary, to be paid in twelve monthly installments, plus a payment for accrued but unpaid wages and expense reimbursements. Mr. Owen's employment agreement provided that in the event Mr. Owen's employment terminated within twelve months following a change in control (as defined in such employment agreement) of PRG, PRG would pay Mr. Owen 2.99 times Mr. Owen's (i) base salary, (ii) maximum potential bonus and
(iii) certain other compensation, with certain adjustments. The employment agreement provided that PRG would pay an amount necessary to reimburse Mr. Owen, on an after tax basis, for any excise tax due under Section 4999 of the Code, as a result of such payment being treated as a "parachute payment" under Section 280G of the Code. The employment agreement contained a covenant-not-to-compete with PRG for a period of two years following termination of employment. However, the agreement did provide that Mr. Owen could devote up to ten percent (10%) of his professional time or two (2) days per month to a consulting business independent from PRG.

     In addition to base salary, Mr. Owen through his employment agreement was eligible for an annual bonus based on earnings per share growth. Bonuses were capped at 50% of base salary. Under the employment agreement, an option to purchase 75,000 shares of PRG Common Stock at a purchase price of $13.00 per share was granted to Mr. Owen. Such options were to vest over a five (5) year period; however, the options were immediately exercisable upon a change in control. Mr. Owen's initial agreement began in April 1995, was for a term of five years and automatically renewed thereafter for successive one year terms unless either party gave 30 days notice of termination.

     Mr. Owen entered into a new employment agreement with the Company effective February 21, 1997, which contained the same terms and conditions as the employment agreement described above except that it was for a term of two (2) years from the commencement date of the agreement, annual base salary was $250,000, there was no provision for reimbursement of excise tax, the bonus calculation was subject to a new formula and 66,940 options vesting 20% over a five (5) year period at an exercise price of $15.25 were granted to Mr. Owen as consideration for entering into the agreement.

     On October 31, 1997, Mr. Owen resigned from his position with the Company. Mr. Owen received approximately $125,000 in severance pay from the Company.

     In May 1998, Ms. Chaney entered into an employment agreement with PRG providing for a base salary of $100,000 per year. Ms. Chaney's base salary was increased to $175,000 per year when her position with the Company changed from Controller to Chief Financial Officer. Such employment agreement provided that in the event of termination of employment (i) by PRG other than for cause or upon death or disability or (ii) by Ms. Chaney in the event that either (x) the employment by the Company of Mr. Dorflinger as President and Ms. Westbrook as Chief Financial Officer terminated for any reason or (y) the relocation of the Company's corporate accounting office, to a location other than Houston, Texas, Ms. Chaney would be entitled to a severance payment in the amount of her base salary then in effect. In addition to base salary, Ms. Chaney, through her employment agreement, was eligible for an annual bonus based on a percentage of her salary in the event that the Company achieved specified performance objectives. Under the terms of her employment agreement, Ms. Chaney received options to purchase 25,000 shares of Common Stock at a price of $4.0625 per share. The employment agreement contained a covenant-not-compete with PRG for a period of one year following termination of employment.

     Ms. Chaney resigned in November 1998 following the termination of Mr. Dorflinger's and Ms. Westbrook's employment with the Company. In connection with such resignation, the Company paid $175,000 to Ms. Chaney as severance compensation pursuant to the terms of her employment agreement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     The following table sets forth information with respect to beneficial ownership of Common Stock as of December 31, 2000 by (i) all persons known to PRG to be the beneficial owner of 5% or more of the Common Stock, (ii) the sole director of PRG, (iii) each of the President and the two executive officers other than the President (the "Named Executive Officers"); and (iv) all PRG directors and executive officers as a group. Holdings of persons other than the Named Executive Officers are based on information contained in Schedule 13D's filed with the Company and the SEC. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.

                                                                       Amount and Nature
                                                                         Of Beneficial              Percent
      Name of Beneficial Owner or Number of Persons in Group               Ownership               Of Class
      ------------------------------------------------------         ------------------------     ------------
     David Meyer, M.D.............................................          2,497,249      (1)          8.27%
     Alpert Companies.............................................          1,648,600      (2)         5.443%
     Michael W. Yeary.............................................              3,366      (3)             *
     Karen Nicolaou...............................................                  0      (4)             *
     Lane Edenburn................................................                  0      (5)             *
     All directors and executive officers as a group (3 persons)..              3,366   (3)(4)(5)          *

_______________

* Less than 1%.

(1) Includes 770,000 shares held by a general partnership in which Dr. Meyer is a partner.

(2) The Amendment to Schedule 13D dated December 23, 1998 filed these by entities with the SEC indicates that these shares are beneficially owned by Robert Alpert and certain entities affiliated with Robert Alpert. The address listed in the Amendment to Schedule 13D dated December 23, 1998 lists the address of Robert Alpert and these entities as Three Allen Center, 333 Clay, Suite 4515, Houston, Texas 77002.

(3) Does not include options held by Mr. Yeary to purchase a total of 202,500 shares of Common Stock at prices ranging from $4.00 to $4.938 per share

(4) Does not include options held by Ms. Nicolaou to purchase 7,500 shares of Common Stock at a price of $2.75 per share.

(5) Does not include options held by Mr. Edenburn to purchase a total of 20,000 shares of Common Stock at prices ranging from $2.75 to $4.938 per share.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

Real Estate Transactions

     On June 28, 1995, PRG or its subsidiaries became the lessee under a variety of leases. PRG assumed an office lease for which a partnership, in which Bruce
E. Herron, M.D. is a partner, is the lessor; the annual expenditures under the lease were approximately $171,000. PRG assumed one office lease for which James
E. McDonald, II, M.D. is the lessor; the aggregate annual expenditures under the lease were approximately $170,500. PRG assumed five office leases for which various partnerships, in which P. Harold Wallar, M.D. is a partner, are the lessors; the aggregate annual expenditures under these leases were approximately $591,800. PRG assumed four office leases for which a partnership, in which Kenneth C. Westfield, M.D. is a partner, is the lessor; the aggregate annual expenditures under these leases were approximately $24,900. Drs. Herron, McDonald, Wallar and Westfield served as members of the Board of Directors in 1997 and resigned as members on January 24, 1998.

Buyout Transactions

     On January 28, 2000, EyeCorp and PRG completed the sale to the Vitreoretinal Foundation, P.L.L.C. ("VRF"), RME Associates and certain associated physicians, of the practice assets of VRF, certain real estate associated with VRF and a 35% equity interest in Ridge Lake ASC General Partnership, a partnership formed to own and operate Ridge Lake ASC. The consideration for the transactions consisted of cash in the amount of $1,248,349 and a promissory note in the original principal amount of $1,282,183. The promissory note extends for a three-year term commencing January 28, 2000 and accrues interest at 10% per annum. The first payment on the note was due on February 1, 2000. The note is secured by a lien on all VRF practice assets and a negative pledge of the 35% interest in Ridge Lake ASC General Partnership purchased in this transaction. In addition, the note is guaranteed by the individual VRF practice physicians, including Dr. Meyer. The note is currently in default for nonpayment and notice of default and acceleration has been provided to both VRF and the guarantors. In connection with the transaction, the liabilities of the VRF were assumed by the VRF, the MSA was terminated, the VRF granted to EyeCorp a right of first refusal to develop an ASC and all parties entered into mutual releases. The purchase price was determined in accordance with the methodology developed by Houlihan, and Houlihan opined that the consideration received by PRG in connection with assets purchase price, the real estate purchase price and the Ridge Lake ASC equity interest purchase price was fair to the Company and its shareholders from a financial point of view. In connection with this transaction, EyeCorp also issued to VRF an option, exercisable on or before February 28, 2000, to purchase the remaining 65% equity interest in the Ridge Lake ASC and the Van Dyck ASC General Partnership. VRF did not exercise either option. Additionally, VRF had options, exercisable on or before December 31, 2000, to purchase 14% of EyeCorp's Ridge Lake ASC ownership interest and 14 % of EyeCorp's Van Dyck ASC ownership interest exercisable for an all cash purchase price of $1,010,240 and $208,476, respectively. The VRF did not exercise either of these options. Dr. David Meyer is a shareholder of VRF and RME Associates. Dr. Meyer served as Chairman of the Board of Directors in 1998 and 1999 and resigned as a member of the Board of Directors on March 16, 2000.

     Effective April 30, 1999, PRG completed the sale to John R. Shepherd, M.D., LTD. ("Shepherd Practice"), and certain physicians, of the practice assets associated with the Shepherd Practice and a 35% equity interest in PRG Nevada Surgicenter, L.L.C. ("Shepherd ASC") for cash consideration of $1,951,820. In connection with the transaction, the liabilities of the Shepherd Practice were assumed by the Shepherd Practice, the MSA was terminated, the Shepherd Practice and the associated physicians granted to PRG a right of first refusal to develop an ASC and a general release was entered into by all parties. The purchase price for the Shepherd Practice Assets and the equity interest in the Shepherd ASC was determined in accordance with the methodology developed by Houlihan, and Houlihan opined that the consideration received by the Company was fair from a financial point of view. Dr. Shepherd served on the Board of Directors of the Company in 1998 and 1999 and resigned as a member of the Board of Directors on March 16, 2000.

     Effective April 30, 1999, PRG completed the sale to Barnet Dulaney, P.L.L.C. ("Barnet Dulaney") and certain physicians of the practice assets and ASC profits interest associated with the Barnet Dulaney practice for cash consideration of $2,712,000. In connection with the transaction, the liabilities of Barnet Dulaney were assumed by Barnet Dulaney, the MSA was terminated, Barnet Dulaney and its associated physicians granted to PRG a right of first refusal to develop an ASC and all parties entered into a general release. The purchase price for the Barnet Dulaney practice assets and the termination of the MSA was determined in accordance with the methodology developed by Houlihan, and Houlihan opined that the consideration received by the Company was fair from a financial point of view. Mr. Dulaney served on the Board of Directors of the Company in 1998 and 1999 and resigned as a member of the Board of Directors on March 16, 2000.

Certain Indebtedness

     In July, 1997, the Company loaned $500,000 at an interest rate of 8% to Dr. Kenneth Westfield to provide funds to Dr. Westfield to purchase the practice of a retiring physician practicing in his market (also a PRG affiliate). The loan was repayable in two equal installments of $250,000 in January and July of 1998. The loan was repaid as part of the Buyout transaction effected by Dr. Westfield with the Company. Dr. Westfield served as a member of the Board of Directors in 1997 and resigned as a member on January 24, 1998.

     In November, 1997, the Company replaced its $90,000,000 revolving credit facility with a $14,000,000 revolving credit facility. As of December 31, 1997, outstanding borrowings under the facility were $12,248,000. The amended facility required the balance outstanding to be paid down to $9,500,000 by September 30, 1998, with the remainder to be paid on December 31, 1998. The facility bore interest at LIBOR plus 2.5% (8.5% at December

31, 1997), with such interest being repayable, in its entirety, on December 31, 1998. Mr. Burch, David Meyer, M.D, and Robert Alpert guaranteed the amended facility. Dr. Meyer served as a member of the Board of Directors in 1997 and resigned as a member on January 24, 1998. Dr. Meyer again served as a member of the Board of Directors from October 30, 1998 to March 16, 2000. Total compensation to Mr. Burch, Dr. Meyer, and Robert Alpert for these guaranties was $752,258, $785,941, and $137,546, respectively.

Management Service Agreements

     PRG was a party to certain MSAs with affiliated practices in which certain former directors have or had an ownership interest. Service fees accrued to PRG in 1997 by such affiliated practices in which certain directors had an ownership interest were as follows: Alan C. Baum, M.D. (TEI & Assoc.) $1,652,110; Charles
D. Fritch, M.D. (Fritch Eye Care Center) $227,609; Bruce E. Herron, M.D. (Eye Clinic, P.C.) $809,300; James E. McDonald, M.D. (McDonald Eye Associates, P.A.) $136,345; Joseph C. Noreika, M.D. (TPZ, Inc.) $129,393; David M. Schneider, M.D. (David M. Schneider, M.D., Inc.) $568,184; P. Harold Wallar, M.D. (Inland Eye Institute Medical Group, Inc.) $98,395; Kenneth C. Westfield, M.D. (Westfield Eye Center) $43,595; David Meyer, M.D. (Vitreoretinal Foundation) $1,609,048; James W. Rayner, M.D. (Rayner Eye Clinic) $921,531; and Joe E. Ellis, O.D. (Primary Eye Care, P.S.C.) $9,675. Drs. Fritch, Herron, McDonald, Noreika, Schneider, Wallar, Westfield, Meyer, Rayner and Ellis served as members of the Board of Directors in 1997 and resigned as members on January 24, 1998.

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

Sale of Preferred Stock

     During 1997, the Board of Directors approved a transaction pursuant to which (i) PRG sold to Emmett E. Moore 200,000 shares of Series B Convertible Preferred Stock (the "Preferred Shares") for an aggregate purchase price of $2,225,000, and (ii) the purchase of the Preferred Shares was funded by a loan from the Company to Mr. Moore. The intent of the sale of Preferred Shares to Mr. Moore was to align his interests with those of the Company's stockholders by providing Mr. Moore a significant equity interest in the Company. The principal of the loan is nonrecourse and the interest payable with respect to the loan is recourse. This loan transaction was contingent on stockholder approval, which was obtained in May of 1997. During 1997, Mr. Moore was Chairman of the Board of Directors and Chief Executive Officer of the Company. However, his employment with the Company was terminated on November 17, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------

(a)  1.   Index to Financial Statements

          The following Financial Statements are included herein:

          Independent Auditors' Report........................................................       F-2
          Reports of Independent Public Accountants...........................................       F-3

          Consolidated Balance Sheets as of December 31, 1998 and 1999........................       F-4

          Consolidated Statements of Operations for the three years ended December 31, 1999...       F-5

          Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the three
            years ended December 31, 1999.....................................................       F-6

          Consolidated Statements of Cash Flows for the three years ended December 31, 1999...       F-7

          Notes to Consolidated Financial Statements..........................................       F-8

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

          None.


(c)  EXHIBITS


     Exhibit
     Number                            Description
     -------                           -----------

     2.1   --  Modified First Amended Joint Liquidating Plan. (13)

     2.2 -- Order of Court Confirming Modified First Amended Joint Liquidating Plan. (13)

     2.3 -- Acquisition Agreement by and among PRG and each of the entities listed on the signature pages as Sellers and AmSurg as Buyer dated January 31, 2000. (15)(5)

     3.1   --  Second Restated Certificate of Incorporation of PRG. (7)

     3.2 -- Certificate of Designations, Preferences, Rights and Limitations of Class A Preferred Stock of PRG. (1)

     3.3   --  Third Amended and Restated Bylaws of PRG. (3)

     4.1   --  Form of Warrant Certificate. (1)

     4.2   --  Form of certificate evidencing ownership of Common Stock of PRG.
               (1)

     4.3 -- Rights Agreement dated as of April 19, 1996 between PRG and Chemical Mellon Shareholder Services. (6)

     10.1  --  PRG Amended and Restated 1995 Stock Option Plan. (3)(4)

     10.2  --  PRG 1995 Health Care Professionals Stock Option Plan. (1)

     10.3  --  Employment Agreement between PRG and Emmett E. Moore. (12)(4)

     10.4  --  Employment Agreement between PRG and Richard M. Owen. (12)(4)

     10.6  --  Form of Registration Rights Agreement. (1)

     10.7  --  Form of Registration Rights Agreement. (1)

     10.8  --  Form of Registration Rights and Stockholders Agreement. (1)

     10.9 -- Form of Registration Rights Agreement dated as of March 7, 1996, by and among PRG and the former stockholders of EyeCorp. (3)

     10.10 --  Employment Agreement between PRG and Michael W. Yeary. (14)(4)

     10.11 --  Employment Agreement between PRG and Karen G. Nicolaou. (14)(4)

     10.12 --  Employment Agreement between PRG and Lane Edenburn. (14)(4)

     10.13 -- Form of Indenture, dated as of December 11, 1996, between PRG and U.S. Trust Company of New York, NA. (7)

     10.14 -- Form of Registration Rights Agreement, dated as of December 6, 1996, between PRG, and Smith Barney, Inc., Alex Brown & Sons Incorporated, Salomon Brothers, Dillon Reed & Co., Inc. and Volpe Welty & Company. (7)

     10.15 -- Loan Agreement for $90,000,000 Revolving Credit Loan dated March 14, 1997, between PRG and NationsBank, Agent the Banks Signatory Hereto. (9)

     10.16 --  PRG Employee Stock Purchase Plan. (8)

     10.17 --  Employment Agreement between PRG and Richard Gilleland. (4)(11)

     10.18 --  Employment Agreement between PRG and Peter Dorflinger. (4)(11)

     10.19 --  Employment Agreement between PRG and Pamela Westbrook. (4)(11)

     10.20 --  Employment Agreement between PRG and Ann Chaney. (4)(14)

     10.21 -- First Amended and Restated Loan Agreement for $20,000,000 Revolving Credit Loan dated November 1997, between PRG and NationsBank. (11)

     10.22 --  PRG 401(K) Plan. (10)

     10.23 -- Management Services Agreement between PRG and AmSurg, dated January 1, 2000. (14)

     10.24 -- First Amendment to First Amended and Restated Loan Agreement dated April 30, 1998 between PRG and NationsBank. (14)

     10.25 --  Termination Agreement with Peter Dorflinger. (14)

     10.26 --  Termination Agreement with Richard Gilleland. (14)

     21.1  --  Subsidiaries. (3)

     24.1 -- Power of Attorney (contained on the signature page of this report).

     27.0  --  Financial Data Schedule. (9)

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-91440) and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-00230) and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's annual report on Form 10-K for the year ending December 31, 1995, and incorporated herein by reference.
(4) Management contract or compensatory plan or arrangement, which is being identified as such pursuant to Item 14(a)3 of Form 10-K.
(5) Schedules and similar attachments to this Exhibit have not been filed herewith, but the nature of their contents is described in the body of this Exhibit. The Company agrees to furnish a copy of any such omitted schedules and attachments to the Commission upon request.
(6) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (no.333-3852) and incorporated herein by reference.
(7) Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (333-19185) and incorporated herein by reference.
(8) Previously filed as an exhibit to the Company's Registration Statement on Form S-8 (No. 333-15547) and incorporated herein by reference.
(9) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ending December 31, 1996 and incorporated herein by reference.
(10) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated May 15, 1997 and incorporated herein by reference.
(11) Previously flied as an exhibit to the Company's Annual Report for the year ending December 31, 1997 and incorporated herein by reference.
(12) Previously filed as an exhibit to the Company's Quarterly report on Form 10-Q for the quarter ending March 31, 1997, and incorporated herein by reference.
(13) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated December 14, 2000 and incorporated herein by reference.
(14) Filed herewith.
(15) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated February 15, 2000 and incorporated herein by reference.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the 1934 Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PHYSICIANS RESOURCE GROUP, INC.


June 5, 2001                  By:   /s/ Michael Yeary
                                    ------------------------------------
                                    Michael Yeary
                                    Director, President and Chief Restructuring
                                    Officer (Principal Executive Officer)

June 5, 2001                  By:   /s/ Karen Nicolaou
                                    ------------------------------------
                                    Karen Nicolaou
                                    Controller and Director of Claims Resolution
                                    (Principal Accounting and Financial Officer)

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                               Page
                                                                                                               ----
PHYSICIANS RESOURCE GROUP, INC.:

  Independent Auditors' Report..............................................................................    F-2

  Report of Independent Public Accountants..................................................................    F-3

  Consolidated Balance Sheets as of December 31, 1998 and 1999..............................................    F-4

  Consolidated Statements of Operations for the three years ended December 31, 1999.........................    F-5

  Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the three years ended
     December 31, 1999......................................................................................    F-6

  Consolidated Statements of Cash Flows for the three years ended December 31, 1999.........................    F-7

  Notes to Consolidated Financial Statements................................................................    F-8

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Physicians Resource Group, Inc.:


We have audited the accompanying consolidated balance sheets of Physicians Resource Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Physicians Resource Group, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the Notes to Consolidated Financial Statements, on February 1, 2000, the Company filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code. Additionally, on May 25, 2000, EyeCorp, Inc., a wholly owned subsidiary of the Company, filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code. These matters raise substantial doubt about the Company's ability to continue as a going concern and recover the carrying amounts of its assets. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Mann Frankfort Stein & Lipp CPAs, L.L.P.



Houston, Texas
October 31, 2000

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Physicians Resource Group, Inc.:



     We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of Physicians Resource Group, Inc. (a Delaware corporation) and subsidiaries for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements of operations, changes in stockholders' equity and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements of operations, changes in stockholders' equity and cash flows. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the statement of operations, changes in stockholders' equity and cash flows referred to above present fairly, in all material respects, the results of operations and cash flows of Physicians Resource Group, Inc. and subsidiaries for the year ended December 31, 1997, in conformity with accounting principles generally accepted in the United States.



                                              Arthur Andersen LLP

Dallas, Texas
April 14, 1998

               PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          (000's, Except Share Data)

                                                                                                          December 31,
                                                                                              ------------------------------------
ASSETS                                                                                             1998                 1999
                                                                                              --------------        --------------
CURRENT ASSETS:
  Cash and cash equivalents.................................................................  $        9,654        $       43,315
  Accounts receivable, net of contractual and other allowances of $10,008 in 1998...........           6,452                     -
  Income tax receivable.....................................................................           4,534                     8
  Pharmaceuticals and supplies..............................................................             654                     -
  Prepaid expenses and other................................................................             752                 2,667
    Assets held for disposition, net of an allowance of $240,104 in 1998 and
    $226,486 in 1999........................................................................         100,906                48,525
                                                                                              --------------        --------------
      Total current assets..................................................................         122,952                94,515

PROPERTY AND EQUIPMENT, net.................................................................          13,737                 1,342
INTANGIBLE ASSETS, net......................................................................          13,629                 3,603
OTHER NONCURRENT ASSETS, net................................................................             179                   136
                                                                                              --------------        --------------
      TOTAL ASSETS..........................................................................  $      150,497        $       99,596
                                                                                              ==============        ==============
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Current portion of long-term debt (includes obligations to affiliates)....................  $      151,546        $      131,883
  Due to affiliates.........................................................................          29,738                22,797
  Accounts payable and accrued expenses.....................................................          14,368                11,623
                                                                                              --------------        --------------
      Total current liabilities.............................................................         195,652               166,303

LONG-TERM DEBT, net of current portion......................................................           1,662                     -

OTHER LONG-TERM LIABILITIES.................................................................           2,718                 1,205
                                                                                              --------------        --------------
      Total Liabilities.....................................................................         200,032               167,508
                                                                                              --------------    ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Common Stock, $.01 par value, 100,000,000 shares authorized, 29,993,435 and 29,993,335
     shares outstanding for 1998 and 1999, respectively.....................................             300                   309
  Convertible preferred stock, $.01 par value 10,000,000 shares authorized, 200,000 shares
     outstanding............................................................................               2                     2
  Additional paid-in capital................................................................         301,178               294,529
  Accumulated deficit.......................................................................        (346,967)             (358,722)
  Treasury stock, at cost, 328,795 and 327,301 shares in 1998 and 1999, respectively........          (4,048)               (4,030)
                                                                                              --------------        --------------
     Total stockholders' deficit............................................................         (49,535)              (67,912)
                                                                                              --------------        --------------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT............................................  $      150,497        $       99,596
                                                                                              ==============        ==============

  The accompanying notes are an integral part of these consolidated financial statements.

               PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                       (000's, Except Per Share Amounts)

                                                                                      For the Year Ended December 31,
                                                                             ------------------------------------------------
                                                                                 1997              1998              1999
                                                                             ------------      ------------      ------------
REVENUES:

  Management services.................................................       $    266,481      $    226,932      $     14,936
  Medical services....................................................            136,956           114,793            60,792
  Other...............................................................              8,203            12,383             8,212
                                                                             ------------      ------------      ------------

     Total revenues...................................................            411,640           354,108            83,940
                                                                             ------------      ------------      ------------

COSTS AND EXPENSES:

  Salaries, wages and benefits........................................            207,254           176,808            33,181
  Pharmaceuticals and supplies........................................             52,392            46,158            15,195
  General and administrative..........................................            103,055           105,253            44,000
  Depreciation and amortization.......................................             24,841            26,000             7,885
  Interest expense, net...............................................             11,547            11,478             7,932
  Asset valuation losses (recovery)...................................             76,706           347,857            (6,040)
  Executive severance expenses........................................                750               912                 -
  Patent litigation defense costs.....................................              2,730               798               989
  Loss (Gain) on sale of assets.......................................                  -            25,276            (7,447)
                                                                             ------------      ------------      ------------

     Total costs and expenses.........................................            479,275           740,540            95,695
                                                                             ------------      ------------      ------------

(LOSS) BEFORE INCOME TAXES............................................            (67,635)         (386,432)          (11,755)

PROVISION (BENEFIT) FOR INCOME TAXES..................................            (26,312)          (66,867)                -
                                                                             ------------      ------------      ------------

NET (LOSS)............................................................       $    (41,323)     $   (319,565)     $    (11,755)
                                                                             ------------      ------------      ------------

NET (LOSS) PER BASIC AND DILUTED SHARE................................       $      (1.39)     $     (10.73)     $      (0.39)
                                                                             ============      ============      ============


  WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING.......................             29,751            29,773            29,805
                                                                             ============      ============      ============

  The accompanying notes are an integral part of these consolidated financial statements.

                PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                  For the Three Years Ended December 31, 1999
                           (000's, Except Share Data)

                                                                                                                      Additional
                                                         Common Stock                      Preferred Stock             Paid-In
                                                  ----------------------------        ---------------------------
                                                    Shares            Amount            Shares          Amount         Capital
                                                  -----------       ----------        ----------     ------------     ----------
BALANCES December 31, 1996............             29,782,000       $      298                --     $          -     $  296,454
 Issuance of common stock in
    conjunction with acquisitions.....                 43,000               --                --               --            610
 Issuance of common stock for
    Obligation to affiliate
    cancellation......................                 48,000               --                --               --            470
 Receipt of common stock in
    conjunction with dispositions
    and transaction restructuring                          --               --                --               --             --
 Sale of preferred stock..............                     --               --           200,000                2          2,223
 Common stock repurchases.............                     --               --                --               --             --
 Exercise of stock options............                 54,000                1                --               --            217
 Net loss.............................                     --               --                --               --             --
                                                  -----------       ----------        ----------     ------------     ----------
BALANCES, December 31, 1997...........             29,927,000              299           200,000                2        299,974
                                                  -----------       ----------        ----------     ------------     ----------

 Receipt of common stock in
    conjunction with dispositions
    and transaction restructuring                          --               --                --               --             --
 Sale of preferred stock..............                     --               --                --               --             --
 Exercise of stock options............                 66,435                1                --               --            469
 Sale of entities.....................                     --               --                --               --            735
 Net loss.............................                     --               --                --               --             --
                                                  -----------       ----------        ----------     ------------     ----------
BALANCES, December 31, 1998...........             29,993,435              300           200,000                2        301,178
 Receipt of common stock in
 conjunction with dispositions and
 transaction restructuring............                   (100)               9                --               --             --
 Restructure of Investments in
 subsidiaries.........................                     --               --                --               --         (6,649)
 Net loss.............................                     --               --                --               --             --
                                                  -----------       ----------        ----------     ------------     ----------
BALANCES, December 31, 1999...........             29,993,335       $      309           200,000     $          2     $  294,529
                                                  ===========       ==========        ==========     ============     ==========

                                                                                                         Note
                                                                                                      Receivable
                                                                                                        from            Total
                                                    Retained               Treasury Stock             Preferred     Stockholders'
                                                                    ----------------------------
                                                    Earnings          Shares            Amount        Stock Sale       Equity
                                                  -----------       ----------        ----------     ------------   -------------
BALANCES December 31, 1996............            $    13,921               --        $       --     $         --   $     310,673
 Issuance of common stock in
    conjunction with acquisitions.....                     --               --                --               --             610
 Issuance of common stock for
    Obligation to affiliate
    cancellation......................                     --               --                --               --             470
 Receipt of common stock in
    conjunction with dispositions
    and transaction restructuring                          --          191,000            (2,784)              --          (2,784)
 Sale of preferred stock..............                     --               --                --           (2,225)             --
 Common stock repurchases.............                     --           36,000              (399)              --            (399)
 Exercise of stock options............                     --               --                --               --             218
 Net loss.............................                (41,323)              --                --               --         (41,323)
                                                  -----------       ----------        ----------     ------------   -------------
BALANCES, December 31, 1997...........                (27,402)         227,000            (3,183)          (2,225)        267,465
                                                  -----------       ----------        ----------     ------------   -------------

 Receipt of common stock in
    conjunction with dispositions
    and transaction restructuring                          --          101,795              (865)              --            (865)
 Sale of preferred stock..............                     --               --                --            2,225           2,225
 Exercise of stock options............                     --               --                --               --             470
 Sale of entities.....................                     --               --                --               --             735
 Net loss.............................               (319,565)              --                --               --        (319,565)
                                                  -----------       ----------        ----------     ------------   -------------
BALANCES, December 31, 1998...........               (346,967)         328,795            (4,048)              --         (49,535)
 Receipt of common stock in
 conjunction with dispositions and
 transaction restructuring............                     --           (1,494)               18               --              27
 Restructure of Investments in
 subsidiaries.........................                     --               --                --               --          (6,649)
 Net loss.............................                (11,755)              --                --               --         (11,755)
                                                  -----------       ----------        ----------     ------------   -------------
BALANCES, December 31, 1999...........            $  (358,722)         327,301            (4,030)    $         --   $     (67,912)
                                                  ===========       ===========       ==========     ============   =============

  The accompanying notes are an integral part of these consolidated financial statements.

               PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (000's)

                                                                                      For the Year Ended December 31,
                                                                               ----------------------------------------------
                                                                                 1997                1998              1999
                                                                               --------            ---------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                      $(41,323)           $(319,565)        $(11,755)
 Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities--
   Depreciation and amortization..........................................       24,841               26,000            7,885
   Asset valuation losses.................................................       76,706                   --               --
   Change in Assets Held for Disposition, net                                        --              (90,435)          52,381
   Change in deferred taxes...............................................      (25,190)             (66,411)              --
   Changes in assets and liabilities, net of effects of acquisitions
     And disassociations--
       Accounts payable and accrued expenses..............................       (9,073)              (9,411)          (2,744)
       Other liabilities, due to affiliates, long-term debt                          --               19,033           (3,671)
       Property and Equipment, net                                                   --               33,989            9,546
       Intangible assets, net                                                        --              323,904            5,992
       Accounts receivable, net and due from affiliates...................      (23,301)              66,400           10,978
       Pharmaceuticals and supplies.......................................          273                5,065              654
       Prepaid expenses and other.........................................       (2,090)              11,093           (1,872)
                                                                               --------            ---------         --------
          Net cash provided by (used in) operating activities.............          843                 (338)          67,394
                                                                               --------            ---------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of clinic operating assets, net of cash acquired...............      (23,026)                  --               --
 Additions to property and equipment, net of effects of acquisitions......      (17,271)              (2,732)          (1,002)
 Proceeds from sale of assets.............................................        4,427                   --               --
                                                                               --------            ---------         --------
          Net cash provided by (used in) investing activities.............      (35,870)              (2,732)          (1,002)
                                                                               --------            ---------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from the issuance of common stock from offerings, net of
  Offering costs..........................................................           --                    1                9
 Proceeds from long-term debt.............................................       13,471                2,442            4,002
 Payments and settlements on long-term debt...............................       (4,347)              (5,977)         (14,985)
 Net proceeds (repayments & settlements) on obligations to affiliates.....      (12,278)                (159)         (21,774)
 Proceeds from exercise of stock options..................................          218                   --               --
 Purchase of treasury stock...............................................         (399)                (864)              17
 Write-off of note receivable from 1997 sale of preferred stock...........           --                2,225               --
                                                                               --------            ---------         --------
          Net cash provided by (used in) financing activities.............       (3,335)              (2,332)         (32,731)
                                                                               --------            ---------         --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................      (38,362)              (5,402)          33,661
CASH AND CASH EQUIVALENTS, beginning of year..............................       53,418               15,056            9,654
                                                                               --------            ---------         --------
CASH AND CASH EQUIVALENTS, end of year....................................     $ 15,056            $   9,654         $ 43,315
                                                                               ========            =========         ========

  The accompanying notes are an integral part of these consolidated financial statements.

                PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUBSEQUENT EVENTS

        On February 1, 2000 (the "Petition Date") Physicians Resource Group, Inc. ("PRG" or "the Company") filed a voluntary petition of relief ( the "Filing") under Chapter 11 ("Chapter 11") of Title 11 of the United Stated Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court"), and, on May 25 2000, EyeCorp, Inc. ("EyeCorp"), a wholly-owned subsidiary of the Company, filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Northern District of Texas. The cases are being jointly administered under Case No. 00-30748-RCM-11 in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. In Chapter 11, the Company continued to manage its affairs and operate its business as a debtor in possession until it developed a liquidation plan. As a debtor in Chapter 11, the Company did not engage in transactions outside of the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court.

        As a result of the Filing, the Company was in technical default under of its funded debt agreements that were in effect prior to the Petition Date. As a result, all unpaid principal of, and accrued pre-petition interest on, such debt became immediately due and payable. The payment of such debt and accrued but unpaid interest was prohibited during the pendency of the Company's Chapter 11 case.

        In accordance with the Bankruptcy Code, the Company was able to seek court approval for the rejection of executory contracts, including real property leases. Any such rejection may give rise to pre-petition unsecured claim for breach of contract.

        On October 13, 2000, PRG and EyeCorp filed their First Amended Joint Liquidating Plan under Chapter 11 (as modified prior to confirmation on December 1, 2000, the "Plan"). The Plan is a liquidating plan and does not contemplate the financial rehabilitation of the Company or the continuation of their businesses, except with respect to any physicians and Eyecare Practices (hereafter defined) who cure their contractual defaults and a request that the Company recommence providing management services and ownership interest in any ambulatory surgery centers ("ASCs") that the Company continues to own and operate. Many of the Company's assets have been or are in the process of being liquidated, and the Plan contemplates that the remaining assets will be liquidated. Funds generated from the liquidation of assets will be paid to creditors as set forth in the Plan. Holders of equity interests will not receive or retain any property under the Plan with respect to their holdings unless and until all creditors have been paid in full.

        On December 1, 2000, the Bankruptcy Court issued an order confirming the Plan. The effective date of the Plan was December 15, 2000.

        As discussed in Note 11, the Company is defendant in numerous lawsuits that have been stayed by virtue of the Filing or refiled as an adversary proceeding in the Bankruptcy Court. As of the Petition Date, payment of liabilities to unsecured creditors, including trade creditors and noteholders, and pending litigation against the Company at the date of the filing were stayed while the Company continued its business as a debtor in possession.

        The accompanying consolidated financial statements have been prepared on the going concern basis of accounting and do not reflect any adjustments that might result should the Company be unable to continue as a going concern. The Company's recent operating losses and the related Chapter 11 filing raise substantial doubt about its ability to continue as a going concern.

        As a result of the liquidation proceedings, the Company may sell or otherwise realize assets and liquidate or settle liabilities for amounts other than those reflected in the financial statements. Further, a change in the plan of reorganization/liquidation could materially change amounts currently recorded in the financial statements. The financial statements do not give effect to any adjustments to the carrying value of assets, or amounts and classification of liabilities that might be necessary as a consequence of these matters.

2.   BASIS OF PRESENTATION, BUSINESS AND ORGANIZATION:

   PRG Formation

        PRG, a Delaware corporation, and subsidiaries were formed to provide physician practice management services to ophthalmic and optometric practices (the "Eyecare Practices"). The Company was formed in November of 1993, but had no substantive operations prior to June of 1995. PRG earned revenues by providing management, marketing, financial resources and other services to the Eyecare Practices, ASCs and optical dispensaries. The Company also earned revenue by owning certain interests in optical dispensaries and ASCs. The Company conducted the practice of medicine through its subsidiaries located in states that allow the corporate practice of medicine (comprising seven Eyecare Practices), and the Company's financial statements are prepared on a consolidated basis to include all of the Company's wholly-owned subsidiaries including these seven Eyecare Practices.

   1997 Practice Acquisitions

        During 1997, PRG acquired certain assets and liabilities of 27 Eyecare Practices and three related ASCs, all of which were accounted for as purchases. As consideration for these acquisitions, PRG paid $23,026,000 in cash, issued promissory notes of $756,000, issued convertible promissory notes of $13,398,000 and issued 43,000 shares of Common Stock ("Common Stock"). The convertible promissory notes were convertible at the option of the holder to PRG Common Stock at the end of two years at varying prices ranging from $12.38 to $18.73 per share. The PRG Common Stock issued in connection with these acquisitions had a market value at the respective closing dates of between $12.38 and $17.40 per share. Also during 1997, the Company developed two ASCs at a development cost of approximately $720,000.

   1997 Practice Disassociations

        PRG initiated, during the latter half of 1997, a review of its affiliated Eyecare Practice relationships. As a result of such review, the Company decided during the third quarter of 1997 to begin the process of terminating its affiliations with 44 practices and to sell and/or dispose of certain assets and liabilities associated therewith. In connection with this process, the Company recorded pre-tax charges of approximately $76,706,000 in 1997 in anticipation of losses to be incurred in such sales and dispositions. The charges are associated with (1) the anticipated future disposition of these practice assets and liabilities and (2) the effective termination of its affiliation with the 7 smaller optometry practices which resulted in either the complete termination of any affiliation with the practice or the virtual elimination of any significant relationship. These 44 Eyecare Practices contributed revenues of $35,544,000 and income before taxes of $3,330,517 during 1997.

        In addition to the 44 practices discussed above, the assets of one Eyecare Practice and related ASC were returned to the original owner for 125,000 shares of Common Stock.

   1998 Practice Acquisitions and Dispositions

        No additional Eyecare Practices were acquired during 1998. Following on the review initiated during 1997, eighteen Eyecare Practices were sold.

3.   CURRENT OPERATING ENVIRONMENT:

        In 1998, the Company continued the process of terminating its affiliations with the 44 Eyecare Practices identified during the strategic review undertaken in 1997. In addition, certain negative factors, including market position and demographics, deteriorating physician relations, decline in stock price and disappointing operating results, contributed to the destabilization of the Company's relationship with other affiliated Eyecare Practices. These factors have been caused by or may have been exacerbated by weak economic conditions in some market areas, declining government and managed care payments, poor financial performance and other factors, many of which are outside the control of the Company. In 1998, certain additional affiliated Eyecare Practices purported to unilaterally terminate their Management Service Agreements ( "MSAs"). In ever-increasing numbers, the Eyecare Practices excluded PRG from any involvement in the business management aspect of those Eyecare Practices and ASCs. The Eyecare Practices also began bringing lawsuits or commencing arbitration proceedings against PRG and/or its subsidiaries. Although PRG and its subsidiaries denied the allegations of the Eyecare Practices and generally asserted counterclaims to recover the amounts owed to PRG and its subsidiaries by those Eyecare

Practices, PRG's revenues were substantially negatively impacted. As a result, the Company incurred pre-tax charges of $347,857,000 during 1998. This has had a material adverse effect on the Company's financial condition and results of operations and raises substantial doubt about the Company's ability to continue as a going concern. See Note 1 above for details.

        Concurrent with the destabilization of the Company's relationship with certain affiliated Eyecare Practices, numerous other events occurred to contribute to the operating decline experienced by the Company. As of December 31, 1998, the following events had also occurred:

        . Key executive officers resigned, including the President, two Chief Financial Officers, and the Controller.
        . The Board of Directors resigned with subsequent appointment of a new Board of Directors comprised of doctors who are with affiliated Eyecare Practices.
        . A Letter of Intent ("LOI") was entered into between the Company and the Chairman of the Board of Directors in July of 1998. During the pendency of the LOI, the Company's options were extremely limited with respect to any proposed restructuring, responses to legal proceedings, and threatened terminations. The LOI was cancelled in late October.
        .  The New York Stock Exchange ("NYSE") halted trading in the Common
           Stock of the Company and moved to delist the stock (see Note 12).
        .  The Company did not make the interest payment due December 1, 1998 related to the Company's outstanding 6% Convertible Subordinated
           Debentures (see Note 10).
        . The Company had an outstanding balance of $9,500,000 under an amended credit facility that should have been repaid as of December 31, 1998 (see Note 10).

        During January 1999, the Company repaid $2,600,000 of the amended credit facility, with the remaining balance purchased by another bank. In March of 1999, the Company repaid the outstanding balance of $6,900,000, with the proceeds of certain asset sales. On March 19, 1999, PRG entered into a restructuring agreement (the "RAM Agreement") with Resurgence Asset Management, LLC ("RAM"), owner of approximately $91,896,000 in principal amount of the 6% convertible subordinated debentures. RAM's advance to PRG, evidenced by a promissory note dated March 19,1999 in the amount original principal amount of $3,750,000, was issued by PRG to RAM to pay the December 1, 1998 interest. As of July 29, 1999, the Company repaid the promissory note with RAM.

        In April of 1999 PRG and AmSurg Corp. ("AmSurg") executed a letter of intent for the purchase by AmSurg of a portion of PRG's ownership interests in its practice-based ophthalmology ASCs. As of December 31, 2000, four ASCs had been sold to AmSurg yielding an aggregate of approximately $26 million.

        The Company has continued to experience further losses and negative cash flow from operations in 1999 and no assurance can be given that the Company's existing cash, cash flow from operations, income tax refunds and cash generated from practice disassociations or other asset dispositions will be sufficient to allow the Company to meet its planned obligations as they become due. There is no assurance that the Company will be able to consummate its Plan or obtain necessary approvals or consents.

        Management's plans are to continue (1) to sell practice assets and interests in ASCs to its affiliated practices, (2) to terminate MSAs and execute mutual releases between PRG and sold practices and (3) to sell certain interests in ASCs in accordance with the Plan.

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Principles of Consolidation

        The consolidated financial statements include the financial position and
results of operations of PRG and all of its subsidiaries.   For seven Eyecare
Practices in states that allow the corporate practice of medicine, the Company's subsidiaries conduct the practice of medicine. The financial statements of these subsidiaries are consolidated with the Company's due to their 100% ownership by the Company. The results of operations of the practice acquisitions and company acquisitions are included in PRG's consolidated financial statements from the date of purchase. All significant inter-company transactions have been eliminated. Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

   Cash and Cash Equivalents

        PRG considers all highly liquid investments purchased with an original maturity or re-pricing within three months or less to be cash equivalents. The Company primarily invests in overnight repurchase agreements, tax-free municipal bonds and money market accounts. The interest rates varied from 4.51 percent to
5.38 percent and 4.75 percent and 5.00 percent in the years ended December 31, 1999 and 1998, respectively. These investments are carried at fair value.

   Fair Values of Financial Instruments

        The carrying amounts of accounts receivable, accounts payable, accrued expenses and the current portion of both long-term debt and long-term obligations to affiliates approximate their market value due to short maturity of these instruments.

   Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets primarily consist of prepayments for insurance and rent, and retainers paid to attorneys and other independent consultants.

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

        Intangible Assets

        Intangible assets consist of the value of the non-physician employee workforce, MSAs and goodwill associated with ASC acquisitions. The estimated fair value of the non-physician employee workforce is based on the estimated cost to replace the workforce. The estimated fair value of the MSA for affiliated practices is the excess of the purchase price over the estimated fair value of the tangible assets and workforce acquired and liabilities assumed. Workforce intangibles are amortized on a straight-line basis over seven years. Intangible assets associated with MSAs are generally amortized on a straight-line basis over 15 years. Amounts paid for ASC acquisitions in excess of the net assets acquired are treated as goodwill and amortized on a straight-line basis over 25 years.

        The Company reviewed the carrying value of the long-lived assets and goodwill at least quarterly on a entity by entity basis to determine if facts and circumstances existed which would suggested that assets may be impaired or that the amortization period needed to be modified. In addition to the normal quarterly reviews conducted as described above, during the latter half of 1997 and early 1998, the Company engaged in a strategic review of its assets, operations and available resources, as more fully discussed in Notes 2 and 3 above. As a result, the Company made a decision to terminate its affiliation with a number of Eyecare Practices through either sale, disposition or significant restructuring of their MSAs. As a result of this review as well as continued deteriorating relationships with its affiliated Eyecare Practices during late 1998 and continuing through 1999, the Company determined that significant amount of existing intangibles related to those Eyecare Practices had been impaired.

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

 Use of Estimates

     The preparation of these financial statements, in accordance with generally accepted accounting principles, requires the use of certain estimates by management in determining the entities' assets and related valuation allowances, liabilities, revenues and expenses. Actual results could differ from those estimates.

 Concentration of Credit Risk

     The Company's accounts receivable consist primarily of management service revenues due from affiliated physician groups and from medical services due from patients funded through Medicare, Medicaid, commercial insurance and private payment. The Company and its Eyecare Practices perform ongoing credit evaluations of their patients and generally do not require collateral. The Company and its Eyecare Practices maintain allowances for potential credit losses, and such losses have been within management's expectation.

 Net Loss Per Share

     Basic net loss per share is computed by the weighted average number of common shares outstanding for the period. Diluted net loss per share does not differ from basic net loss per share since potential common shares from conversion of stock options and warrants are anti-dilutive for all periods presented.

5.   ASSETS HELD FOR DISPOSITION:

     As discussed in Notes 2 and 3, in 1998 and 1999, the Company continued its dissociation of many of its affiliated Eyecare Practices through either sale or other disposition. In connection therewith, pre-tax allowances totaling approximately $226,486,000 were provided in 1999 for losses expected to be incurred in this process. The Company anticipated the sale and disposition process to be completed during 2000 and reclassified the net assets of these practices, including the related intangible assets, into "Assets held for disposition" on the accompanying consolidated balance sheet as of December 31, 1999, net of such allowances. Likewise, for 1998, the Company reclassified the net assets of approximately 64 Eyecare Practices that were held for sale or disposition at December 31, 1998. In connection therewith, pre-tax allowances totaled approximately $240,104,000 at December 31, 1998. The Company classified the net assets of these practices, which includes the related intangible assets, in "Assets held for disposition" on the accompanying consolidated balance sheet as of December 31, 1998, net of allowances.

     As discussed in Note 3 above, the Company received notification from many of its affiliated Eyecare Practices during 1998 and 1999 purporting to unilaterally terminate the MSAs and/or initiating legal proceedings against the Company. These Eyecare Practices have alleged that PRG has breached the provisions of their respective MSAs, and have withheld financial information and refused to pay management fees due under their respective MSAs. The Company denied these parties' allegations and denies that the MSAs were properly terminated by the providers.

     The Company has commenced dissociation with approximately 102 practices through sale, disposition or significant restructuring of their MSA's. As a result and pursuant to SFAS No. 121, the Company determined that an impairment had occurred and wrote down the associated clinic assets and MSA intangibles to fair value determined by discounting future operating cash flows of the related physician groups. The future operations of the Company have been impaired, and the Company is attempting to recover its investment in many of these practices. However, there can be no assurance of any recovery.

     The following is a table which reflects the carrying value of the assets and liabilities reclassified into "Assets held for disposition" as of December 31, 1998 and 1999:

                                    Description                                     1998                1999
                                    -----------                             ---------------------------------------
                                                                                   (000's)             (000's)
       Current assets...................................................           $  99,421           $  92,001
       Property and equipment...........................................              30,609              26,040
       Intangible and other non-current assets..........................             229,509             171,387
       Liabilities assumed..............................................             (18,529)            (14,417)
                                                                            ---------------------------------------
           Net assets held for disposition..............................             341,010             275,011
       Less: Asset valuation allowances.................................            (240,104)           (226,486)
                                                                            ---------------------------------------
       Assets held for disposition......................................           $ 100,906           $  48,525
                                                                            =======================================


6. REVENUE RECOGNITION AND RECEIVABLES:

 Revenues

     A significant portion of the Eyecare Practices' medical service and ASCs' revenues are received from Medicare and other governmental programs. Medicare and other governmental programs reimburse providers based on fee schedules that are determined by the related governmental agency. In the ordinary course of business, providers receiving reimbursement from Medicare and other governmental programs are potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation.

     The Eyecare Practices' and ASCs' gross medical service revenues are based on established rates reduced by contractual adjustments. Contractual adjustments represent the difference between charges at established rates and estimated recoverable amounts and are recognized in the period the services are rendered. Any differences between estimated contractual adjustments and actual final settlements are reported as contractual adjustments in the period final settlements are made.

     Revenues have not been recognized by the Company for those Eyecare Practices alleging either breaches of their MSA's or for those attempting to unilaterally terminate their MSA's throughout 1998 and 1999.

 Revenues-Management Services

     The Company manages the Eyecare Practices under various types of service and management agreements. The management services revenues are based on several different types of arrangements, including percentages of the medical services revenues or flat fees and reimbursement of clinic expenses. The following table presents the amount of medical service revenues included in the determination of the Company's management service revenues for the years ended December 31, 1997, 1998 and 1999:

                                Description                                      1997              1998              1999
                                -----------                               ---------------    --------------    --------------
                                                                                                (000's)

      Gross medical services revenues...............................      $       545,896    $      464,528    $       88,572
          Less--Contractual adjustments.............................             (216,700)         (200,575)          (29,998)
                                                                          ---------------    --------------    --------------
      Net medical services revenues.................................              329,196           263,953            58,574
          Less--Amounts retained by the Eyecare Practices owner                   (62,715)          (37,021)          (43,638)
            physicians
                                                                          ---------------    --------------    --------------
              Management services revenues..........................      $       266,481    $      226,932    $       14,936
                                                                          ===============    ==============    ==============

 Revenues - Medical Services

     Certain states in which the Company operates allow for the corporate practice of medicine. In those states, the Company's revenues are derived from medical services performed. In addition, the Company owns and operates ASCs through various arrangements. Revenues derived from ASCs are based on facility fees charged to patients, third-party payers or other physician practices for use of the ASCs as well as reimbursement of ASC expenses. ASC revenues are also net of contractual adjustments. The following table presents amounts included in determining the Company's medical service revenues for the years ended December 31, 1997, 1998 and 1999:

                                  Description                                    1997               1998               1999
                                  -----------                               ---------------    ---------------    ---------------
                                                                                                  (000's)
        Gross medical services revenues.................................    $     147,727      $    123,933       $     30,483
        Gross ASCs revenues.............................................          102,190           100,181             91,672
                                                                            ---------------    ---------------    ---------------
                Total...................................................          249,917           224,114            122,155
             Less--Contractual adjustments..............................         (112,961)         (109,321)           (61,363)
                                                                            ---------------    ---------------    ---------------
                Net medical services revenues...........................    $     136,956      $    114,793       $     60,792
                                                                            ===============    ===============    ===============


 Receivables

     1999 Receivable Allowance

     As discussed in Note 2 above, the Company recorded certain allowances during 1998 and 1999 relative to anticipated losses on dispositions of the assets of certain Eyecare Practices with which the Company was in the process of terminating its affiliation. The receivables or due from affiliates balances relating to the Eyecare Practices targeted for disposition or dissociation of $55,663,316 and $19,585,521 have been reclassified to "Assets held for disposition" in the accompanying consolidated balance sheets as of December 31, 1998 and December 31, 1999. Accounts receivable for 1999 have been reclassified to "Assets held for disposition" as of December 31, 1999 as all remaining Eyecare Practices were being held for sale or disposition pursuant to the Plan as discussed in Note 1.

7. PROPERTY AND EQUIPMENT:

   Property and equipment consists of the following as of December 31, 1998 and 1999:

                                                                   Estimated
                                                                     Useful
                                                                     Lives
                         Description                                (Years)                   1998                   1999
                         -----------                          ---------------------     -----------------     --------------------
                                                                                                        (000's)
     Land..................................................             --              $           1,535      $                -
     Buildings and improvements............................           5-40                          6,976                       -
     Equipment, software and other.........................           3-10                          9,368                   3,635
     Leasehold improvements................................           3-10                            943                     183
     Furniture and fixtures................................           7-10                          2,354                     668
                                                                                      -------------------    --------------------
                                                                                                   21,176                   4,486
     Less--Accumulated depreciation and amortization.......                                        (7,439)                 (3,144)
                                                                                      -------------------    --------------------
         Property and equipment, net.......................                             $          13,737      $            1,342
                                                                                      ===================    ====================

     As indicated in Note 2 above, the Company recorded certain allowances during 1998 and 1999 relative to anticipated losses on dispositions of the assets of certain Eyecare Practices targeted for sale or disassociation. The net asset value of property and equipment relating to these Eyecare Practices of $30,609,000 and $26,040,000 was reclassified to "Assets held for disposition" on the accompanying consolidated balance sheets as of December 31, 1998 and 1999, respectively. See Note 5 for details.

8. INTANGIBLE ASSETS:

     Intangible assets consists of the following as of December 31, 1998 and 1999:

                                                                          Estimated
                                                                            Useful
                                                                            Lives
                           Description                                     (Years)        1998       1999
                           ------------                                  -----------   ---------- ----------
                                                                                                (000's)

  Non-compete agreements.......................................               3 - 5     $   603    $   577
  Work force in place..........................................                 7           698          0
  Management service agreements................................             15 - 25         555          0
  Goodwill.....................................................                25        13,542      4,141
                                                                                       ---------- ----------
                                                                                         15,398      4,718
  Less - Accumulated amortization..............................                          (1,769)    (1,115)
                                                                                       ---------- ----------
     Intangible assets, net....................................                         $13,629    $ 3,603
                                                                                       ========== ==========

     As indicated in Notes 2 and 3 above, the Company has recorded certain allowances during 1997 and 1998 relative to anticipated losses on dispositions
of the assets of certain Eyecare Practices targeted for disassociation.   The
net intangible assets relating to these Eyecare Practices of $88,954,700 and $23,694,677 as of December 31, 1998 and 1999, respectively, have been reclassified to "Assets held for disposition" on the accompanying consolidated balance sheets. See Note 5 for details.

     During 1997, the Securities and Exchange Commission ("SEC") informed the Company that it had concerns, on a prospective basis, regarding the use by physician practice management companies, generally, and the Company, specifically, of amortization periods for intangible assets in excess of 25 years. Effective January 1, 1998, the Company reduced its maximum period of amortization from 40 years to 25 remaining years as the useful life for amortization of its MSAs. This change in accounting estimate was made to reflect a more conservative amortization period for MSA intangible assets regarding the use of amortization periods in excess of 25 years on a prospective basis. Additional amortization of approximately $3,463,000 was recognized for 1998.

9. LONG-TERM OBLIGATIONS:

 Long-Term Debt

      Long-term debt consisted of the following as of December 31, 1998 and 1999

                                       Description                                                  1998                 1999
                                       -----------                                           -----------------    ------------------
                                                                                                              (000's)
      6% convertible subordinated debentures due December 2001, interest payable
       on June 1 and December 1............................................................   $        125,000     $        125,000
      Bank credit facilities (see below)...................................................              9,500                    -
      Term loans payable to insurance company, due December 1999 and April 2000, bearing interest at LIBOR plus 1.5% at December 31, 1998, collateralized
           by certain assets of the Company, note was repaid prior to maturity.............                499                    -
      Other obligations....................................................................             24,506                8,566
                                                                                             -----------------    ------------------
             Total long-term debt..........................................................            159,505              133,566
             Less - Reserves recorded on long-term debt for subsequent sales of practices               (5,612)                   -
             Less - Reclassification of long-term debt to 'Assets Held for Disposition.'                  (685)              (1,683)
                                                                                             -----------------    ------------------
       Total long-term debt (net of reserves)..............................................            153,208              131,883

       Less - Current portion of long-term debt............................................           (154,691)            (133,197)
             Add - Reserves recorded on current debt for subsequent sales of practices                   2,607                    -
             Add - Reclassification of current debt to 'Assets Held for Disposition.'                      538                1,314
                                                                                             -----------------    ------------------
             Total current portion of long term debt                                                  (151,546)            (131,883)
                                                                                             =================    ==================
                Total long term debt.......................................................   $          1,662     $              -
                                                                                             =================    ==================

     In December of 1996, PRG completed an offering of 6% convertible subordinated debentures (the "Debentures") due in December 2001. The Debentures were convertible at any time after the 60/th/ day following issuance at a conversion price of $25 per share. Interest was payable on June 1 and December
1. The Debentures were not redeemable by the Company until December 1999. The Company incurred approximately $3,321,000 in costs related to the offering, with such amount being amortized over the life of the Debentures and included in other non-current assets at December 31, 1997. However, during 1998, the unamortized balance of these costs was written off.

     On March 19, 1999, PRG entered into the RAM Agreement with RAM, the owner of $91,896,000 in principal amount of the Debentures. Interest due December 1, 1998 on the Debentures was not paid at December 31, 1998. RAM advanced to PRG $3,750,000 which enabled PRG to pay the past due interest on March 19, 1999. RAM's advance to PRG was evidenced by the issuance of a promissory note by PRG to RAM in the original principal amount of $3,750,000. The note's maturity was September 30, 1999 and the interest rate was 20%. The note was secured by PRG's equity interests held in various PRG subsidiaries. The $3,750,000 note was repaid to RAM in July 1999.

     In March of 1997, PRG entered into a credit facility with a group of lenders that allowed the Company to borrow up to $90,000,000 for acquisitions, capital expenditures, working capital and stock repurchases. Advances under this facility were to bear interest at LIBOR plus 1% to 2.125%, or the bank's prime rate plus 1.125% and were secured by the stock of the subsidiaries of PRG and guaranteed by the subsidiaries of PRG. On October 1, 1997, the Company borrowed $8,000,000 under this facility to fund the acquisition of certain Eyecare Practice assets and related rights.

     Primarily as a result of a 1997 third quarter net loss, the Company went into technical default on various financial covenants under the $90,000,000 credit facility. On November 28, 1997, the Company received a commitment letter for a $14,000,000 revolving credit facility from its lead bank that would replace the existing $90,000,000 facility. This facility had the same security arrangements as the March 1997 $90,000,000 facility and, additionally, allowed for a security interest in all MSAs, accounts receivables and general intangibles of PRG. In addition, the facility was guaranteed by one current member of the Company's Board of Directors, as well as by one former member.

     In addition to the $8,000,000 that was outstanding under its original credit facility, the Company borrowed an additional $4,248,000, bringing total outstanding borrowings under the $14,000,000 facility to $12,248,000 as of December 31, 1997. This $14,000,000 facility expired and was amended again in March of 1998. The amended facility required that the balance outstanding be paid down to $9,500,000 by September 30, 1998, with the remainder to be repaid on December 31, 1998. The Company borrowed an additional $1,751,658 in May 1998 to bring the balance back to $14,000,000. The facility was paid down to $9,500,000 by September 30, 1998. As of December 31, 1998, the Company was engaged in restructuring negotiations with the lender pursuant to which the maturity of the note was ultimately extended to February 28, 1999. The note was retired in full in the first quarter of 1999 with proceeds from the sale of various practice assets.

     During 1998, a reserve was established against 1998 long-term debt for subsequent sales of ophthalmology practices and ASCs occurring in 1999. The total amount of these reserves equaled $5,612,000 at December 31, 1998. Reserves for the current portion of long-term debt equaled $2,607,000, while reserves for the long-term portion of long-term debt equaled $3,005,000. There have been no reserves established as of the date of this report for long-term debt at December 31, 1999. However, as previously discussed in Note 2 and Note 5 regarding the reclassification of net assets to "Assets held for disposition," the long-term debt reclassification at December 31, 1998 was $685,115 and at December 31, 1999 was $1,683,107.

 Obligations to Affiliates

     Obligations to affiliates consist of the following as of December 31, 1998 and 1999. These amounts do not include the effect of any reserve amounts.

                                       Description                                                   1998             1999
                                       -----------                                             ----------------  ----------------
                                                                                                            (000's)
Installment notes payable to affiliates, bearing interest ranging from 7.5% to 10%,
  Payable in monthly installments........................................................          $    111            $     21
Convertible promissory notes payable for affiliate acquisitions, bearing interest at
  7%, due 1999, principal due at maturity and interest payable semi-annually.............            13,400               5,792
Promissory notes payable for affiliate acquisitions, bearing interest at 7%
  Due primarily in 1999, principal due at maturity and interest payable
   semi-annually.........................................................................               478                   -
Other obligations to affiliates..........................................................             8,776               1,827
                                                                                               ----------------  ----------------
   Total obligations to affiliates.......................................................            22,765               7,640
Less-current portion of obligations to affiliates........................................           (18,325)             (7,609)
                                                                                               ----------------  ----------------
   Total.................................................................................          $  4,440            $     31
                                                                                               ================  ================

     Installment notes payable to affiliates are primarily notes payable to affiliated physicians. EquiMed, Inc and American Ophthalmic, Inc. used these notes to finance a portion of the purchase price of their respective acquisitions prior to being acquired by PRG. Certain of these notes were paid off during 1997 and 1998 or were cancelled in connection with Eyecare Practice sales.

     Over the course of 1997, the Company issued various promissory notes and convertible promissory notes in partial payment for acquisitions. These notes bearing an interest rate of 7% totaled $13,400,000 at December 31, 1998, and $5,792,000 at of December 31, 1999. The convertible promissory notes originally were convertible into PRG Common Stock at maturity at the option of the holder at prices ranging from $12.38 to $18.73 per share, however PRG's Common Stock has since been delisted from the NYSE, and there is no readily available market for these shares.

 Maturities

     The Company paid approximately $9,576,000, $6,585,000 and $4,162,000 in interest for the years ended December 31, 1997, 1998 and 1999. As of December 31, 1999, the aggregate amounts of annual principal maturities of long-term debt and obligations to affiliates are as follows:


                                                       Obligations
         Year                           Long-Term          To
         ----                             Debt          Affiliates
                                      --------------- --------------
                                                 (000's)
         2000......................          124,243          7,640
         2001......................                -              -
         2002......................                -              -
         2003......................                -              -
         2004......................                -              -
         Thereafter................                -              -
                                      --------------- --------------
              Total................         $124,243         $7,640
                                      =============== ==============


10.    COMMITMENTS AND CONTINGENCIES:

     The Company and certain of its officers and directors have been named in six class action lawsuits, all pending in the U.S. District Court for the Northern District of Texas. These class action lawsuits make various allegations of violations of the federal securities laws (specifically Sections 10 and 20 of the Securities Exchange Act of 1934), including misrepresentations and omissions of material facts in connection with purchases and sales of the Company's securities. Damages are claimed but are unspecified as to the amount. The Company has filed a motion requesting consolidation of these six lawsuits into one action and intends to vigorously defend against the various claims alleged.

     In response to the bankruptcy filings, proofs of claim have been filed against the Company and EyeCorp. With respect to those claims that state a specific monetary amount, PRG has identified a number to which is has no objection and which will be allowed by the Bankruptcy Court. Among governmental entities, there is approximately $430,000 to which PRG did not object. Among the ranks of general unsecured creditors, the total amount of proofs of claim that state a specific monetary sum and to which the Company did not object is approximately $135 million. The approximate total of specific monetary amounts asserted by the Eyecare Practices exceeds $50 million. In addition, there are proofs of claim that contend additional sums are owed. The Company has objected to all of the claims filed by the Eyecare Practices and is pursuing counterclaims against such practices. In the event the Company and Eyecare Practices are unable to resolve their differences by settlement, the Bankruptcy Court has entered a Claims Resolution Methodology that will procedurally govern the disposition of the claims and counterclaims asserted among and between them. Although the Company intends to pursue these claims vigorously, due, in part to their relatively undeveloped state, it cannot be predicted with certainty what their outcome will be or whether the Company will suffer a net benefit of a net loss as a result of these claims and counterclaims.

     As indicated above with respect to the class action lawsuits and the proofs of claim, the Company intends to defend each of the claims vigorously.

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

 Long-Term Lease Obligations

     PRG leases medical equipment and office space under non-cancelable operating lease agreements that expire at various dates. At December 31, 1999, minimum annual rental commitments under non-cancelable operating leases with terms in excess of one year are as follows:


          Year                                    Amount
          ----                                  ----------
                                                 (000's)
          2000................................   $  6,720
          2001................................      4,612
          2002................................      3,883
          2003................................      3,693
          2004................................      3,187
          Thereafter..........................     12,251
                                                ----------
               Total..........................   $ 34,346
                                                ==========


     Rent expense related to operating leases amounted to approximately $21,012,000, $29,539,000 and $8,396,000 for the years ended December 31, 1997,
1998 and 1999, respectively.

11. STOCKHOLDERS' EQUITY:

 Common Stock

     In May of 1996, the Company followed its original June 1995 initial public offering with the offering of 5,750,000 additional shares of Common Stock. In connection therewith, the Company issued 4,250,000 new shares of Common Stock and the then existing stockholders of the Company sold 1,500,000 shares of Common Stock. Proceeds to the Company, net of offering costs and underwriting commissions, were approximately $113,640,000. The Company also registered an additional 11,000,000 and 10,000,000 shares of Common Stock during 1996 and 1997, respectively, 11,111,500 of which were issued in connection with additional acquisitions.

     In March 1997, the Board of Directors approved the purchase by the Company of up to 4,000,000 shares of its outstanding Common Stock. Ultimately, 36,000 shares of PRG Common Stock were purchased under this program for $399,000 before such program was terminated in December of 1997.

     In addition to the stock issued in acquisitions during 1997 as discussed above 125,000 shares were received from the sale of assets of one Eyecare Practice and related ASC back to the original owner. The shares received from the sale of the assets have been treated as treasury stock. During 1998, the Company restructured the terms of its agreements with 5 of its smaller optometry practices in which the relationships were eliminated. From these transactions, 101,795 shares were received by the Company and treated as treasury stock.

     On November 12, 1998, the NYSE halted the trading of the Company's Common Stock, with no plans to resume trading in the Company's securities. The NYSE's actions were taken in view of the fact that the Company had fallen below the NYSE's continued listing criteria relating to net tangible assets available to Common Stock (less than $12 million) together with average net income after taxes for the past three years (less than $600,000). Following suspension, application was made by the NYSE to the SEC to delist the Common Stock. The Company's stock was subsequently delisted by the NYSE in 1999 and is now traded in the over-the-counter market.

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

     Effective February 21, 1997, the Board of Directors approved the grant of the right to purchase up to 200,000 of the Series B shares to the former Chairman of the Board of Directors and Chief Executive Officer during the two year period beginning February 21, 1997 and ending on February 21, 1999. The agreement provided that the former Chairman of the Board should pay to PRG an amount equal to the closing sale price of PRG's Common Stock on the New York Stock Exchange on the date of delivery of notice to PRG of the intention to purchase the shares times the number of shares purchased. The former Chairman of the Board exercised his right to purchase 200,000 Series B shares for an aggregate price of $2,225,000 on March 25, 1997. The purchase of the shares was funded by a loan from PRG, the principal of which is not subject to recourse and the interest of which is subject to recourse. The note evidencing the loan is secured by the Series B shares that were purchased. The note bears interest at the rate of 6.42% per annum. As of December 31, 1998, the outstanding principal and interest of $2,477,272 was reserved as a component of the total 1998 asset valuation loss of $347,857,000. The determination was made by the Company that a provision should be established for all outstanding amounts associated with this loan based on the potential under collateralization of the note as evidenced by the current market value of the Series B shares. As of December 31, 2000, the loan was in default.

12. INCOME TAX EXPENSE:

     Income tax expense (benefit) for the years ended December 31, 1997, 1998 and 1999 consists of the following:

                             Description                                              1997             1998           1999
                             -----------                                       ------------------- ---------------------------
                                                                                                      (000's)
      Current--
          Federal.....................................................           $  (1,230)       $  (4,997)            --
          State.......................................................                (265)            (714)            --
                                                                               -----------------------------------------------
               Total current..........................................              (1,495)          (5,711)            --
      Deferred
          Federal.....................................................             (21,795)         (53,186)       (23,006)
          State.......................................................              (3,022)          (7,970)        (3,287)
                                                                               -----------------------------------------------
               Total Deferred                                                      (24,817)         (61,156)       (26,293)
               Valuation Allowance....................................                  --               --         26,293
                                                                               -----------------------------------------------
               Total income tax expense (benefit).....................           $ (26,312)       $ (66,867)    $       --
                                                                               ===============================================

     Total income tax expense differed from the amount computed by applying the statutory federal income tax rate to income before income taxes as a result of the following:

                              Description                                                1997         1998          1999
                              -----------                                             ----------  ---------------------------
  Computed statutory tax expense (benefit).........................................     (35.0)%     (35.0)%       (35.0)%
  Increase (decrease) in income taxes resulting from--
     State income taxes, net of federal income tax benefit.........................      (3.3)%      (2.5)%       (27.8)%
     Other nondeductible expenses/ Asset Valuation Losses..........................       0.7%       20.6%       (160.2)%
     Tax-exempt interest income....................................................      (0.3)%        --            --
      Valuation Allowance..........................................................         --         --         223.0%
     Other.........................................................................      (1.0)%       0.1%           --
                                                                                      ----------  ---------------------------
          Total income tax expense benefit.........................................     (38.9)%     (16.8)%          --
                                                                                      ==========  ===========================

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

                              Description                                                          1998             1999
                              -----------                                             ---------------------------------------
                                                                                                   (000's)
  Current deferred tax assets (liabilities):
       Temporary differences relating to cash-to-accrual
         conversions of the Eyecare Practices.............................                        $  (1,786)       $     (32)
       Allowance for doubtful accounts....................................                              187              187
       Accrued expenses...................................................                              298               17
       Other book/tax differences.........................................                               --               --
       Assets held for disposition........................................                           45,804           25,024
                                                                                      ---------------------------------------
          Net current deferred tax assets (liabilities)...................                        $  44,503        $  25,196
                                                                                      =======================================


  Non-current deferred tax liabilities:
       Net Operating Loss                                                                         $   1,339        $  34,724
       Assets held for disposition..........................................                         38,872           19,794
       Property and equipment...............................................                         (3,275)            (495)
       Intangibles..........................................................                         (4,312)          24,200
                                                                                      ---------------------------------------
         Net non-current deferred tax assets................................                      $  32,624        $  78,223
                                                                                      ---------------------------------------
         Total Deferred Tax Assets (Liabilities)                                                     77,127          103,419
         Valuation Allowance                                                                        (77,127)        (103,419)
                                                                                      ---------------------------------------
         Net Deferred Tax Assets (Liabilities)                                                           --               --
                                                                                      =======================================

     The Company has net operating loss carry forwards of $89,500,000 as of December 31, 1999, respectively, which will begin to expire in year 2018.

13. EMPLOYEE BENEFIT PLANS:

 Savings Plans

     The Company maintained various defined contribution plans, which permitted participants to make voluntary contributions. The Company paid all general and administrative expenses of the plans, and, in some cases, made matching contributions on behalf of the employees. The Company also maintained a stock option plan the purpose of which was to provided directors, key employees and certain advisors with additional incentives by increasing their proprietary interest in the Company. The stock option plan provided for the grant of incentive stock options and nonqualified stock options.

     The Company is in the process of terminating all of these plans. Plan participants, all of whom have been identified, are being reimbursed for vested proceeds and contributions for stock purchases that were not made. The

Company incurred expense of $817,000 for the year ended December 31, 1997 as related to the savings plan. The Company recorded no expense associated with these plans for the years ended December 31, 1998 and 1999.

14. RELATED-PARTY TRANSACTIONS:

     The Company leases facility space from various partnerships, which include affiliated physicians as partners and trusts in which relatives of the affiliated physicians are named beneficiaries. Rent expense on related-party operating leases amounted to $7,116,000, $7,055,000 and $4,407,000 for the years ended December 31, 1997, 1998 and 1999, respectively. In addition, the Company leases facilities to affiliated physicians. Rent income on related-party operating leases amounted to $1,162,000 for the years ended December 31, 1997 and 1998 and $1,034,000 for the year ended December 31, 1999.

     All of the Company's management service revenue in 1998 and 1999 was received from physician groups, which have affiliated with the Company during the past four years. The directors elected to the Board of Directors on October 30, 1998, were all affiliate physicians.

     In July of 1997, the Company loaned $500,000 to an affiliated physician and former board member. The purpose of the loan was to provide funds to the former board member to purchase the practice of a retiring physician practicing in his market (also a PRG affiliate). This retiring physician had contractual rights to terminate his practice affiliation with PRG. The new arrangement also provided for the retiring physician to work on a contract basis for the new practice. The loan was repayable in two equal installments of $250,000 in January and July of 1998. The January payment was received in October 1998, but the July payment has not yet been made. The loan bore interest at 8% and is secured by the accounts receivable of the practice. The loan was repaid as part of the buyout transaction effected by the Company with the physician.

     On March 25, 1997, the Company loaned Emmett Moore, the former Chairman of the Board of Directors and Chief Executive Officer, $2,225,000 to purchase 200,000 Series B shares. The principal balance is not subject to recourse, but the interest is subject to recourse. The note evidencing the loan is secured by the Series B shares that were purchased. The note bears interest at the rate of 6.42% per annum. As of December 31, 1998, the outstanding principal and interest of $2,477,272 was reserved as a component of the total 1998 asset valuation loss of $47,857,000. See Note 11 for additional information.

     During the course of the Company's 1998 review of its due from affiliates balance (see Note 5), allowances were provided with respect receivables from Eyecare Practices where three of the Company's former board members are practitioners.

     From January of 1998 and continuing through February 1999, the Company paid guaranty fees to Lucius Burch, a member of the Board of Directors, in the aggregate amount of $752,258 (see Note 10).

     From January 1998 and continuing through February 1999, the Company paid Dr. David Meyer, a member of the Board of Directors and an owner of an Eyecare Practice that was party to an MSA with PRG, guaranty fees in the amount of $785,774 (see Note 10).

     During 1999, Dr. David Meyer, the Chairman of the Board of Directors, borrowed $982,000 from the Company, which at December 31, 1999 was recorded as a current receivable and was unsecured. There was no loan agreement to evidence the receivable balance. Interest was not accrued on the receivable balance. The amount was paid back in January of 2000.