Form 10-K
period 2000-12-31
PHYSICIANS RESOURCE GROUP INC
filed 2001-11-06
CIK 944402

===============================================================================

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ________________________

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                   For the Fiscal Year Ended December 31, 2000


                           Commission File No. 1-13778


                         PHYSICIANS RESOURCE GROUP, INC.
             (Exact name of Registrant as specified in its charter)

             Delaware                                  76-0456864
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


901 Main Street, Suite 6000 Dallas, TX                  75202
 (Address of principal executive office)              (Zip Code)


       Registrant's telephone number, including area code: (713) 629-5777


       Title of each class           Name of each exchange on which registered
       --------------------          -----------------------------------------

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

                                    Yes__ No X
                                            --

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

         The number of shares outstanding of the Registrant's common stock as of August 31, 2001 was 30,925,109 shares.

===============================================================================

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

         On February 1, 2000 (the "PRG Petition Date"), PRG filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). On May 25, 2000, EyeCorp, Inc., a Tennessee corporation and a wholly-owned subsidiary of the Company ("EyeCorp"), filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. The cases were being jointly administered under Case No. 00-30748-RCM-11 (Jointly Administered) in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court"). From the time the respective petitions were filed and through December 1, 2000, PRG and EyeCorp operated their respective businesses and managed their respective properties as debtors in possession. Subsequent to December 1, 2000, PRG and EyeCorp have been operating as reorganized debtors.

         On October 13, 2000, PRG and EyeCorp filed their First Amended Joint Liquidating Plan Under Chapter 11 (as modified prior to its confirmation, the "Plan"). The Plan is a liquidating plan and does not contemplate the financial rehabilitation of the Company or the continuation of their business (except with respect to any physicians and practices who cure their contractual defaults and request that the Company recommence providing management services). Many of the Company's assets have been or are in the process of being liquidated. Funds generated from the liquidation of assets will be paid to creditors as set forth in the Plan. Holders of equity interests may not receive or retain any property under the Plan with respect to their holdings unless or until all creditors have been paid in full. On December 1, 2000, the Bankruptcy Court entered an order confirming the Plan. (See The Plan).

     In accordance with the Plan, in December of 2000, February, March, April and July of 2001, PRG made distributions to unsecured creditors in a combined total of approximately $97.3 million.

         Company History

         PRG was incorporated in 1993 but did not conduct any significant operations until its initial public offering (the "IPO") and reorganization in June 1995, at which time the Company began operations as a provider of PPM services to its ten (10) founding Eyecare Practices (the "Founding Practices"). PRG acquired the assets of and entered into a management services agreement ("MSA") with each Founding Practice concurrently with the consummation of PRG's IPO of its common stock ("Common Stock").

         Acquisitions and Transactions in 1995 and 1996

         PRG made no acquisitions during 1995 other than the acquisitions of the assets of the Founding Practices. During 1996, however, the Company acquired the assets of 45 Eyecare Practices and 11 ASCs. Additionally, during 1996, PRG acquired three PPM companies, which were competitors in the ophthalmic PPM industry: EyeCorp Inc., American Ophthalmic, Inc. and EquiMed, Inc. ("EquiMed"). Through the acquisition of these three competitors, PRG acquired the assets of 88 Eyecare Practices and 24 ASCs. These acquisitions and other capital expenditures in 1996 were funded from: (i) the net proceeds of the Company's IPO; (ii) net proceeds of a public offering of PRG Common Stock completed in May 1996; (iii) net proceeds of an offering of 6% Convertible Subordinated Debentures ("Debentures") consummated by PRG in December 1996; (iv) borrowings under bank credit facilities; and (v) cash generated by operations.

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

         Acquisitions and Transactions in 1997 and 1998

         In March 1997, PRG arranged for a new $90,000,000 credit facility with a syndicate of banks led by NationsBank (the "NationsBank Credit Facility"), to be used for acquisitions, capital expenditures, working capital and common stock repurchases. The NationsBank Credit Facility was secured by the stock of and guaranteed by the subsidiaries of PRG.

         In 1997, PRG continued to acquire the assets of additional Eyecare Practices, but began to concentrate on in-market acquisitions i.e., acquisitions that were combined with Eyecare Practices already affiliated with PRG. In addition, PRG restructured the terms of its agreements with certain Eyecare Practices, primarily a number of smaller optometry practices. The restructured agreements resulted in either (i) the complete termination of any affiliation with these practices or (ii) the elimination of any significant relationship, or
(iii) otherwise modified the terms of the management services relationship with the Company. Additionally, during late 1997 and early 1998, PRG made a decision to terminate its affiliations with a number of other affiliated Eyecare Practices and to sell and/or dispose of the assets and liabilities associated therewith. This decision and the effects resulting therefrom are discussed in more detail below.

         At various times during 1997, PRG acquired the assets of 27 Eyecare Practices and interests in three (3) ASCs. The aggregate consideration for these acquisitions was $37,790,000 in cash, promissory notes, convertible promissory notes and PRG Common Stock (valued at the market price on date of issuance). In addition to these Eyecare Practice and ASC acquisitions, PRG developed two (2) ASCs in 1997. Seventeen of these 27 Eyecare Practice acquisitions were combined into existing Eyecare Practices already affiliated with PRG. As a consequence of these acquisition and growth activities, as of April 1, 1998, PRG owned interests in and/or provided management services to 130 Eyecare Practices and 48 ASCs.

         Strategic Downsizing

         During the latter half of 1997, PRG initiated a strategic review of its assets, operations and available resources, which resulted in the Company deciding, during the third quarter of 1997, to begin the process of terminating its affiliations with approximately 13 Eyecare Practices and to sell and/or dispose of certain of the assets and liabilities associated therewith. In connection with these terminations and dispositions, PRG recorded pre-tax charges of approximately $27,750,000 as of September 30, 1997. During the fourth quarter of 1997 and early 1998, in conjunction with a change of executive management, PRG identified an additional 24 Eyecare Practice affiliations to be terminated. PRG recorded additional pre-tax charges of approximately $37,634,000 with respect to (1) the then anticipated dispositions of these Eyecare Practice assets and liabilities, and (2) the anticipated losses on the disposition of seven (7) small optometry practice affiliations. PRG recorded total pre-tax charges during 1997 of approximately $65,384,000 in connection with the disposition ofall 44 Eyecare Practices.

         Disputes with Providers

         As indicated above, most of the transactions between PRG and its affiliated physicians were funded, in whole or in part, with PRG Common Stock. PRG's stock price declined substantially during the last quarter of 1996 and throughout 1997 and 1998, going from a peak price of $34.375 in the second quarter of 1996, to highs of $11.56 in the third quarter of 1997, and $4.75 in the first quarter of 1998. As the value of PRG Common Stock began to fall, affiliated physicians began to voice dissatisfaction with the PRG relationship and began withholding payment of PRG's management fees and ASC profits. In ever-increasing numbers, the Eyecare Practices excluded PRG from any involvement in the business management of those Eyecare Practices and ASCs. Eyecare Practices also began bringing lawsuits or commencing arbitration proceedings against PRG. Although PRG denied the allegations of the Eyecare

Practices and generally asserted counterclaims to recover the amounts owed to PRG by those Eyecare Practices and related ASCs, PRG's revenues were substantially negatively impacted.

         Over time, the number of Eyecare Practices intentionally breaching their MSAs by refusing to pay management fees and remit PRG's portion of ASC profits increased, as did the number of lawsuits filed by Eyecare Practices against PRG. PRG also continued filing counterclaims against Eyecare Practices that had defaulted on their obligations to PRG. In other instances, PRG filed lawsuits as plaintiffs against the defaulting parties. These lawsuits and other controversies related to the Eyecare Practices consumed a substantial amount of PRG's funds through legal fees and related expenses. It is expected that such claims that still exist against PRG will be resolved through the Claims Resolution Methodology approved by the Bankruptcy Court. (See Item 3. Legal Proceedings. Proofs of Claim).

         March 1998 Restructuring Plan

         In March of 1998, PRG's management and Board of Directors adopted a restructuring plan that required widespread physician acceptance and stockholder approval to be successful. The restructuring plan involved a sale by PRG of assets used in the operation of Eyecare Practices to the Eyecare Practices electing to participate in the plan and the assumption by the participating Eyecare Practices of all liabilities of PRG related thereto. This plan also contemplated a modification of the MSAs between the Company and participating Eyecare Practices by shortening the term of the MSA and narrowing the focus of the management services to be provided by the Company to the Eyecare Practices. A proposal to approve this plan was included in the proxy statement related to the Company's 1998 Annual Stockholders Meeting (the "Proxy Statement"). However, this proposal ultimately was not submitted to the Company's stockholders for their approval because at the time of the stockholders' meeting, the Company's management was negotiating with David Meyer, M.D. with respect to an alternative restructuring proposal.

         In July 1998, the Company entered into a letter of intent with David Meyer, M.D. which required a standstill with respect to the plan proposed in the Proxy Statement. The letter of intent set forth a restructuring proposal (the "July 1998 Restructuring Proposal") which contemplated the following:

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

         The July 1998 Restructuring Proposal was conditioned, among other things, upon: (i) settlement of the Company's stockholder class action litigation (See Item 3. Legal Proceedings. The Shareholder Action); (ii) settlement of litigation between the Company and its affiliated Eyecare Practices; (iii) receipt of financing for the tender offer; and (iv) receipt of a fairness opinion indicating that the July 1998 Restructuring Plan was fair to PRG's stockholders from a financial point of view. The July 1998 Restructuring Proposal ultimately was not consummated.

         October 1998 Restructuring Plan

     In late October 1998, the Company's Board of Directors was comprised of David Meyer, M.D., John Shepherd, M.D., David Dulaney, M.D. and Lucius E. Burch, III (the "Restructuring Board") (See Executive Officers. Management Turnover). At that time, the Restructuring Board was confronted with a situation in which
(i) PRG faced substantial litigation, (ii) PRG's relationships with its affiliated Eyecare Practices had deteriorated and (iii) PRG owed approximately $9.5 million under the NationsBank Credit Facility, and (iv) PRG was in technical default under the NationsBank Credit Facility. The Restructuring Board, together with PRG's management and independent consultants, engaged in efforts to restructure PRG's business.

         To this end, a plan consisting of two essential components was formulated to maximize the value of PRG's business and assets. The first component of the Restructuring Board's plan was development of a program pursuant to which PRG would, in a buyout transaction ("Buyout") with an Eyecare
Practice: (i) sell to the Eyecare Practice the assets owned by PRG that were used in the operation of the Eyecare Practice, (ii) transfer the liabilities of PRG related to the operations of the Eyecare Practice back to the Eyecare Practice, (iii) collect amounts owed by the Eyecare Practice and its affiliates to PRG, (iv) release the Eyecare Practice and affiliated physicians from further obligations under the MSAs and related employment agreements, (v) cancel notes and other indebtedness owed by PRG to the Eyecare Practice and affiliated physicians and (vi) enter into mutual releases. The financial advisory firm of Houlihan, Lokey, Howard & Zukin ("Houlihan") assisted PRG in establishing and arriving at the Buyout formulas, underlying methodology and assumptions. (See Significant Events 1999 and 2000 and Significant Liquidation Events 2001).

         The second component of the Restructuring Board's plan involved a search for a strategic partner to purchase certain of PRG's interests in ASCs. On January 31, 2000, the Company entered into a definitive Acquisition Agreement (the "Acquisition Agreement") dated January 31, 2000 between PRG and AmSurg Corp. ("AmSurg") related to the sale by the Company of its interests in 11 ASCs, with estimated sale proceeds of up to approximately $40 million in cash. Additionally, as part of this agreement, AmSurg and PRG entered into a Management Agreement (the "Management Agreement") under which, effective January 1, 2000, AmSurg began managing the operations of up to 15 surgery centers affiliated with PRG, 11 of which were to be purchased pursuant to the terms of the Acquisition Agreement. As of August 31, 2001, the Company's interests in seven (7) ASCs have been sold to AmSurg. As of August 31, 2001, AmSurg no longer managed the operations of any of the ASCs affiliated with PRG.

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

         Significant Events in 1999 and 2000

         As of the PRG Petition Date, the Company had been successful in completing Buyouts related to approximately 45 Eyecare Practices and certain interests in approximately 20 ASCs related to those Eyecare Practices. In connection with these Buyouts: (i) all litigation and other disputes with the Eyecare Practices and ASCs were resolved; (ii) approximately $17 million in principal amount of notes payable by the Company to the Eyecare Practices or affiliated physicians were canceled; and (iii) the MSAs between the Company and the Eyecare Practices were terminated. Through the consummation of these Buyouts and other sales, the Company generated approximately $60 million in cash prior to the Petition Date, allowing the Company to retire its entire indebtedness under the NationsBank Credit Facility (approximately $9.5 million), as well as a portion of the indebtedness under the RAM Loan. (See The RAM Agreement). As of December 31, 2000 and subsequent to the PRG Petition Date, the Company was successful in completing Buyouts with 26 additional Eyecare Practices and certain interests in 3 ASCs related to those Eyecare Practices. These transactions generated approximately $28 million in cash.

         Significant Liquidation Events in 2001

         From December 31, 2000 through August 31, 2001, the Company successfully completed Buyouts with 19 Eyecare Practices. These transactions generated approximately $4.4 million in cash. In addition, the Company has sold its interests in 4 ASCs. The ASC transactions generated approximately $7.8 million in cash.

         The Plan

         On December 1, 2000, the Bankruptcy Court entered an order confirming the Plan. The effective date of the Plan was December 15, 2000. The Plan is a liquidating plan and does not contemplate the financial rehabilitation of PRG and EyeCorp or the continuation of their businesses (except with respect to any physicians and practices who cure their contractual defaults and request that the Company recommence providing management services). Many assets have been or are in the process of being liquidated, and the Plan contemplates that the remaining unliquidated assets (primarily subsidiaries of PRG and EyeCorp and causes of action of the bankruptcy estates) will be liquidated either by PRG or EyeCorp, as applicable, or, after the effective date of the Plan, by the Liquidation Agent appointed pursuant to the Plan.

         Under the Plan, allowed administrative claims and allowed priority unsecured claims will be paid in full, and allowed unsecured claims against each of PRG and EyeCorp will be paid their pro rata share from the remaining cash and the liquidation proceeds of the assets of the respective debtor. Holders of equity interests may not receive or retain any property under the Plan with respect to their holdings unless and until all creditors have been paid in full. Currently the Company does not anticipate making any distributions to holders of equity interests.

         On the effective date of the Plan, PRG and EyeCorp (through the Liquidation Agent) placed all cash on hand into the accounts established for each debtor. All additional net proceeds from the liquidation of retained assets after the effective date have been placed into these accounts. The cash on deposit in the accounts is being used to satisfy allowed claims against PRG and EyeCorp, as applicable. The Liquidation Agent, Michael W. Yeary, manages these funds. An Oversight Committee has also been formed and is responsible for supervising the Liquidation Agent with respect to the performance of certain of his responsibilities, reviewing the prosecution of debtors' causes of action, if any, including proposed settlements, reviewing objections to and proposed settlements of disputed claims and appointing successor Liquidation Agent(s), if necessary. Additionally, the Oversight Committee is vested with the sole discretion to pursue any claims or causes of action against the debtors' former officers, directors and professionals.

         In accordance with the Plan, in December of 2000, and February, March, April and July of 2001, PRG made distributions to unsecured creditors for a combined total of approximately $97.3 million. Currently the Company does not anticipate making any distributions to holders of equity interests.

Government Regulation and Supervision

         PRG filed its voluntary petition under Chapter 11 of Title 11 of the Bankruptcy Code, 11 U.S.C. Section 101 et seq., as in effect on February 1, 2000. PRG's operations are governed by the Federal Rules of Bankruptcy Procedure as promulgated by the United States Supreme Court under Section 2075 of Title 28 of the Bankruptcy Code and the Local Rules of the Bankruptcy Court. EyeCorp filed its voluntary petition under Chapter 11 of Title 11 of the Bankruptcy Code, 11 U.S.C. Section 101 et seq., as in effect on May 25, 2000. EyeCorp's operations are governed by the rules referenced above. As required by these rules, PRG and EyeCorp submitted monthly operating reports (unconsolidated) through December 2000, and quarterly operating reports (unconsolidated) after December 2000, which were also included as Exhibits to Current Reports on Form 8-K filed with the Securities and Exchange Commission ("SEC").

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

Corporate Liability and Insurance

         The provision of medical services entails an inherent risk of professional malpractice and other similar claims. PRG does not influence or control the practice of medicine by physicians or have responsibility for compliance with regulatory and other requirements directly applicable to physicians and physician groups. However, as a result of the relationship between PRG and the Eyecare Practices, PRG may become subject to medical malpractice actions under various theories, including agency and successor liability. There can be no assurance that claims, suits or complaints relating to services and products provided by the Eyecare Practices will not be asserted against PRG in the future. PRG maintains insurance coverage that it believes is adequate both as to risks and amounts.

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

         In general, these policies pay covered losses of the directors and officers for claims made against them during the policy periods, when and to the extent that PRG indemnified the directors and officers. The policies pay covered losses of PRG for claims arising from either (i) securities claims first made against PRG or (ii) claims first made against directors and officers, but only when and to the extent that PRG has indemnified the directors and officers for such loss pursuant to law, common or statutory, or contract, or the charter or bylaws of the Company. PRG's bylaws and certificate of incorporation provide an indemnity for officers and directors for certain types of claims. After PRG and EyeCorp filed for bankruptcy protection, certain former officers and directors and certain members of current management filed proofs of claim, asserting alleged rights for such indemnification. No ruling has been made on those claims.

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

Employees

         As of August 31, 2001, PRG had approximately 12 full-time and part-time employees, who were employed at PRG's corporate offices. PRG believes that its relationship with its employees is satisfactory.

Executive Officers

         The following table sets forth certain information concerning the executive officers of PRG as of August 31, 2001.

         Name               Age    Position
         ----               ---    --------

         Michael Yeary      47     Chief Restructuring Officer, Director and
                                   Liquidation Agent
         Karen Nicolaou     43     Controller and Director of Claims Resolution

         Michael Yeary served as Chief Operating Officer and President of PRG from October, 1998 until February 2000. Since February 1, 2000, he has served as PRG's President and Chief Restructuring Officer, and currently serves as the Liquidation Agent. Additionally, since March 16, 2000, Mr. Yeary has served as PRG's sole director. From February 1996 until February 1998, Mr. Yeary served as Regional Vice President of PRG for South Texas and Louisiana. From January 1, 1998 until March 30, 1998, Mr. Yeary served as the Interim Accounting Manager of PRG in addition to his other duties. From 1989 to February 1996, he was the Chief Financial Officer for Mann Berkeley Eye Center in Houston, Texas. From 1981 to 1989, Mr. Yeary served as the Executive Vice President, Chief Financial Officer for the Tomasco Group, a real estate development and investment company with operations in industries related to commercial real estate, manufacturing and oil and gas. Previously, Mr. Yeary served in a variety of capacities in retail and public accounting with Deloitte and Touche, LLP. Mr. Yeary is a Certified Public Accountant and received his B.B.A. in Accounting from Lamar University. He was also a Director of Humble National Bank.

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


         Management Turnover

         During 1997 and 1998, PRG experienced significant turnover in its executive ranks. For example: Richard Owen, the Company's President, resigned effective October 31, 1997. Peter Dorflinger, Mr. Owen's successor, left the Company in November 1998. Emmett E. Moore, the Company's Chairman of the Board and Chief Executive Officer, resigned from the Company on November 19, 1997. Richard Gilleland, who succeeded Mr. Moore as the Company's Chairman of the Board and Chief Executive Officer, resigned from his position in October 1998. Mark Kingston, the Company's Chief Development Officer, left the Company in March 1998 and Richard D'Amico, the Company's General Counsel, left the Company in June 1998. David Real, the Company's Chief Financial Officer (who was hired in March 1997), resigned effective December 31, 1997. Pamela Westbrook, Mr. Real's successor as Chief Financial Officer who was hired in March 1998, resigned effective October 2, 1998, and Ann Chaney, who succeeded Ms. Westbrook as Chief Financial Officer resigned in November 1998.

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

         PRG and EyeCorp filed the Plan on October 13, 2000. The Plan was confirmed by the Bankruptcy Court on December 1, 2000. The Plan is a liquidating plan and does not contemplate the financial rehabilitation of the Company or the continuation of their business (except with respect to any physicians and practices who cure their contractual defaults and request that the Company recommence providing management services). Many of the Company's assets have been or are in the process of being liquidated, and the Plan contemplates that the remaining assets will be liquidated.

         Funds generated from the liquidation of assets are being paid to creditors as set forth in the Plan. Holders of equity interests may not receive or retain any property under the Plan with respect to their holdings unless and until all creditors have been paid in full. In accordance with the Plan, in December of 2000, and February, March, April and July of 2001, PRG made distributions to unsecured creditors for a combined total of approximately $97.3 million. Currently the Company does not anticipate making any distributions to holders of equity interests.

ITEM 2.  PROPERTIES
         ----------

         In addition to its remaining practice facilities, as of August 31, 2001, PRG operated and leased corporate offices in Houston, Texas.

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

         After confirmation of the Plan, the Bankruptcy Court issued an order lifting the automatic stay and allowed the resumed prosecution of the Schiller Action against the Company, except that the stay remains in effect with respect to any effort to collect any judgment, if any, rendered as a result. The
Schiller Action plaintiffs have filed their third amended complaint, and the Company has filed its motion to dismiss, which is fully briefed and awaiting on ruling by the court.

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

         On February 1, 2000, PRG filed its voluntary bankruptcy petition, which triggered the Bankruptcy Code's automatic stay. Under the terms of the bankruptcy plan confirmed by the bankruptcy court, the authority to administer claims against former officers and directors of the Company passed to the Oversight Committee created under the Plan. Thus, with the confirmation of the Plan, the Oversight Committee assumed administrative control over the Derivative Suit, although any proceeds from the suit would inure to the benefit of PRG. The Oversight Committee has hired new counsel who have substituted into the case on behalf of PRG. The previously filed motion to dismiss has not been presented to the court or ruled upon, and control over it now rests with the Oversight Committee.

         Recently, the Oversight Committee filed suit on behalf of PRG and certain of its subsidiaries against Dr. Meyer and Mr. Burch in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. The suit seeks recovery of allegedly voidable transfers of cash and property. Any recovery from the suit would belong to PRG and/or its subsidiaries.

         Patent Action

         On June 27, 1997, the Company and John Taboada ("Taboada") entered into an Exclusive License Agreement (the "License Agreement") pursuant to which Taboada granted the Company an exclusive license to make, use, sell, offer to sell, and sublicense a certain patent related to refractive procedures. At the time the License Agreement was entered into, the patent was held of record by VISX, Inc. and was the subject of litigation among Taboada, VISX, Inc., Pillar Point Partners and Summit Technology, Inc. The grant of the rights under the License Agreement was conditioned upon Taboada's success in the litigation. The Company and Taboada contemporaneously entered into a Reimbursement Agreement (the "Reimbursement Agreement") with Wolin, Ridley & Miller, LLP pursuant to which PRG agreed to reimburse the attorney fees incurred by Taboada in the litigation in exchange for which PRG would be entitled to a portion of the proceeds, if any, obtained by Taboada in the litigation. On May 3, 2000, Taboada settled the litigation by renouncing his claims of ownership of the patent in exchange for a cash settlement payment. Following the approval of a release pursuant to which the Company, Taboada, and Wolin, Ridley & Miller LLP released each other from any and all claims relating to the License Agreement and the Reimbursement Agreement, PRG received approximately $5.5 million of the settlement proceeds.

         Malpractice Claims

         In the normal course of business, certain of the affiliated Eyecare Practices and, in some instances, PRG or its subsidiaries, have been named in lawsuits alleging medical malpractice. The Eyecare Practices and the Company are insured with respect to medical malpractice risks on a claims-made basis. The Company believes its insurance coverage is sufficient.

         Proofs of Claim

         In response to the bankruptcy filings of PRG and EyeCorp, proofs of claim have been filed against each respective debtor. Analyzing the potential exposure posed by these proofs of claim is difficult for a number of reasons, in part because some of the claims do not state a specific monetary amount but instead are either contingent or unliquidated.

         With respect to those claims that do state a specific monetary amount, PRG has identified a number to which it has no objection and which will be allowed by the Bankruptcy Court. Among the ranks of general unsecured creditors, the total amount of proofs of claim that state a specific monetary sum as to which the debtors do not object is approximately $135 million.

         Many proofs of claim have been filed against PRG and EyeCorp by Eyecare Practices having MSAs with the debtors. Many of these have been settled by the Eyecare Practice paying money to PRG. The approximate total of all of the discrete monetary amounts asserted by the Eyecare Practices in the remaining proofs of claims in excess of $60 million. However, several of the Eyecare Practices have filed proofs of claim that contend additional sums are owed, above and beyond the specifically pleaded monetary amount. The debtors have objected to all of the claims filed by the Eyecare Practices and are pursuing counterclaims against the Eyecare Practices. In the event the debtors and the Eyecare Practices are unable to resolve their differences by settlement, the Bankruptcy Court has entered a Claims Resolution Methodology that will procedurally govern the disposition of the claims and counterclaims asserted among and between them. Although the debtors intend to pursue these claims vigorously, due, in part, to their relatively undeveloped state, it cannot be predicted with certainty what their outcome will be or whether the debtors will suffer a net benefit or a net loss as a result of these claims and counterclaims.

         On January 30, 2001, Dr. David Meyer filed an Application for Allowance of Administrative Expense in the Bankruptcy Court (the "Application"). In the Application, Dr. Meyer sought recovery of $6,952,281.50 from PRG. Dr. Meyer characterized his claim as an administrative claim. The Oversight Committee objected to the Application and filed a motion asking the Bankruptcy Court to set a reserve for the disputed claim pending its ultimate disposition. On February 28, 2001, the Bankruptcy Court set a reserve of $200,000 for Dr. Meyer's claim in the Application. The Bankruptcy Court ordered that, unless on or before May 1, 2001, the claim is finally resolved or another court order is issued, the reserve would automatically decline to $50,000 on May 1, 2001. To date, the claim has not been resolved.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         None.

                                     PART II

     ITEM 5. MARKET FOR REGISTRANT'S EQUITY AND RELATED STOCKHOLDER MATTERS
             --------------------------------------------------------------

Market Information.

         The Common Stock was initially offered to the public on June 23, 1995 at a price of $13.00 per share and was listed on the New York Stock Exchange ("NYSE") under the symbol "PRG." The Common Stock traded on the NYSE until November 16, 1998, when the NYSE informed the Company that it had suspended trading in the Company's Common Stock. Thereafter, the Common Stock traded in the over-the-counter market. The following table sets forth the high and low sales prices by quarter for the Company's most recent four fiscal years and as reported by the NYSE (at and prior to November 16, 1998) and, subsequently, as quoted in the over-the-counter market.

                                                        High          Low
                                                    ------------  ------------
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


     On August 31, 2001, there were 340 record holders of Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA
        -----------------------

         PRG was incorporated in 1993, but did not conduct any significant operations prior to the IPO in June of 1995. The PRG historical financial data for each of the years in the five-year period ended December 31, 2000 presented below reflects actual results of continuing operations, asset liquidation, and financial position of PRG (including the acquisitions accounted for as pooling of interests) and has been derived from and should be read in connection with the PRG consolidated financial statements and notes thereto included elsewhere herein.

                                                                       PRG Historical
                                                                    Year Ended December 31,
                                                 -------------------------------------------------------------

Statement of Operations Data:                      1996         1997         1998         1999          2000

                                                 ---------    ---------    ---------    ---------    ---------
Revenues .....................................   $ 248,293    $ 411,640    $ 354,108    $  83,940    $  40,174
                                                 ---------    ---------    ---------    ---------    ---------
Costs and expenses:
  Salaries, wages and benefits ...............     115,200      207,254      176,808       33,181       12,766
  Pharmaceuticals and supplies ...............      30,919       52,392       46,158       15,195        7,240
  General and administrative .................      62,353      103,055      105,253       44,000       24,584
  Depreciation and amortization ..............      11,192       24,841       26,000        7,885        2,574
  Interest expense ...........................       2,808       13,148       12,385        9,232          899
  Interest (income) ..........................      (1,504)      (1,601)        (907)      (1,300)      (4,500)
  Executive severance expenses ...............          --          750          912           --           --
  Patent litigation defense costs ............         353        2,730          798          989          555
  Asset valuation losses (recovery) ..........          --       76,706      347,857       (6,040)          --
  Loss (Gain) on sale of assets ..............          --           --       25,276       (7,447)     (40,276)
  Merger transaction expenses ................      12,030           --           --           --           --
                                                 ---------    ---------    ---------    ---------    ---------
    Total costs and expenses .................     233,351      479,275      740,540       95,695        3,842
                                                 ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes ............      14,942      (67,635)    (386,432)     (11,755)      36,332
Provision (benefit) for income taxes .........       7,770      (26,312)     (66,867)          --           --
                                                 ---------    ---------    ---------    ---------    ---------
Net income (loss) ............................   $   7,172    $ (41,323)   $(319,565)   $ (11,755)   $  36,332
                                                 =========    =========    =========    =========    =========
Net Income (loss) per basic share:
  Net income (loss) ..........................   $    0.29    $   (1.39)   $  (10.73)   $   (0.39)   $    1.21
                                                 =========    =========    =========    =========    =========
Number of shares used in net income (loss)
  Per basic share calculation ................      24,596       29,751       29,773       29,805       29,993
                                                 =========    =========    =========    =========    =========
Net Income (loss) per diluted share:
  Net income (loss) ..........................   $    0.28    $   (1.39)   $  (10.73)   $   (0.39)   $    1.21
                                                 =========    =========    =========    =========    =========
Number of shares used in net income(loss)  per
  diluted share calculation...................      25,365       29,751       29,773       29,805       29,993
                                                 =========    =========    =========    =========    =========

                                                                          As of December 31,
Balance Sheet Data:                                      1996         1997        1998         1999          2000
                                                      ----------   ----------  -----------  ----------    ---------

Working capital (deficit) ....................         $ 103,559   $  72,260   $ (72,700)   $ (71,788)   $ (33,723)
Total assets .................................           581,534     533,986     150,497       99,596       39,053
Long-term debt, net of current portion .......           148,988     147,902       1,662           --           --
Stockholders' equity (deficit) ...............           310,673     267,465     (49,535)     (67,912)     (34,114)

        Consolidated Quarterly Data (unaudited):                               Year Ended December 31, 1999
                                                               -----------------------------------------------------
                                                                      Fourth       Third       Second       First
        Description                                                   Quarter     Quarter     Quarter      Quarter
        -----------                                                 ----------   ----------  ---------   -----------
                                                                             (in 000's except per share amounts)
        Total revenues .......................                       $ 8,743     $ 20,055   $  24,886    $ 30,256
        Net income (loss) before taxes .......                       $ 3,414     $ 15,519   $ (26,529)   $ (4,159)
        Net income (loss) ....................                       $ 3,414     $ 15,519   $ (26,529)   $ (4,159)
        Net income (loss) per share                                  $  0.11     $   0.52   $   (0.89)   $  (0.14)
           (basic and diluted) ...............

                                                                              Year Ended December 31, 2000
                                                                ----------------------------------------------------
                                                                     Fourth        Third     Second        First
        Description                                                  Quarter      Quarter    Quarter      Quarter
        -----------                                                 ----------  ----------  ----------   -----------
                                                                             (in 000's except per share amounts)
        Total revenues .......................                       $ 6,269     $ 8,358     $15,238       $10,309

        Net income (loss) before taxes........                       $14,169     $11,342     $ 9,763       $ 1,059
        Net income (loss) ....................                       $14,169     $11,342     $ 9,763       $ 1,059

        Net income (loss) per share
          (basic and diluted) ................                       $  0.47     $  0.38     $  0.33       $. 0.03

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

      The following discussion and analysis should be read in conjunction with the financial statements and related notes contained elsewhere herein.

Overview

      PRG was incorporated in 1993, but conducted no significant operations until the IPO and reorganization in June of 1995. PRG is a PPM company and was formed to provide various administrative services to Eyecare Practices and ASCs. In fulfilling its obligations under the MSAs, the Company paid the operating costs and expenses on behalf of the Eyecare Practices. As a result, the operating costs and expenses previously incurred by the Eyecare Practices were reflected in the operating expenses of PRG. The revenues recorded by the Company reflect a combination of (i) management fees earned under its MSAs and (ii) medical services related to patient charges, in the case of its controlled Eyecare Practices, ASCs and optical dispensaries.

Company History

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

      In 1998, the Company continued the process of terminating its affiliations with the 44 Eyecare Practices identified during the strategic review undertaken in 1997. In addition, certain negative factors, including market position and demographics, deteriorating physician relations, disappointing operating results, and declining stock prices, contributed to the destabilization of the Company's relationship with other affiliated Eyecare Practices. These factors were caused by or may have been exacerbated by weak economic conditions in some market areas, declining government and managed care payments, and other factors, many of which were outside the control of the Company. In 1998, additional affiliated Eyecare Practices attempted to unilaterally terminate their MSAs. In ever-increasing numbers, the Eyecare Practices excluded PRG from any involvement in the business management aspect of those Eyecare Practices and ASCs. The Eyecare Practices also began bringing lawsuits or commencing arbitration proceedings against PRG. Although PRG denied the allegations of the Eyecare Practices and generally asserted counterclaims to recover the amounts owed to PRG by those Eyecare Practices, PRG's revenues were substantially negatively impacted. As a result, the Company incurred pre-tax charges of $347,857,000 during 1998. This had a material adverse effect on the Company's financial condition and results of operations and raised substantial doubt about the Company's ability to continue as a going concern.

      Other events that occurred during 1998 that severely impacted the Company's operating environment include:

 . During a single ten month period, two Chief Financial Officers were appointed and resigned.
 . The President appointed in late 1997 resigned in November 1998.
 . The Company's principal bank lender informed the Company that PRG was in technical default of its bank loan agreement.
 . On November 16, 1998, the NYSE halted trading in the Common Stock of PRG and subsequently made application to the SEC to delist the issue.
 . Subsequent to and partially as a result of employee resignations, lack of adequate financial information from certain affiliated Eyecare Practices, and the Company's inability to timely engage another audit firm (see Item 9), the Company did not timely file all reports required to be filed by Section 13 or 15(d) of the 1934 Act for the years ending 1998, 1999 or 2000.

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

         To this end, a plan consisting of two essential components was formulated to maximize the value of PRG's business and assets. The first component of the Restructuring Board's plan was development of a program pursuant to which PRG would in a Buyout with an Eyecare Practice (i) sell to the Eyecare Practice the assets owned by PRG that were used in the operation of the Eyecare Practice, (ii) transfer the liabilities of PRG related to the operations of the Eyecare Practice back to the Eyecare Practice, (iii) collect amounts owed by the Eyecare Practice and its affiliates to PRG, (iv) release the Eyecare Practice and affiliated physicians from further obligations under the MSAs and related employment agreements, (v) cancel notes and other indebtedness owed by PRG to the Eyecare Practice and affiliated physicians and (vi) enter into mutual releases. In establishing and arriving at the Buyout formulas and underlying methodologies and assumptions, PRG was assisted and advised by the financial advisory firm of Houlihan.

         The second component of the Restructuring Board's plan involved a search for a strategic partner to purchase certain of PRG's interests in ASCs. On January 31, 2000 the Company entered into a definitive Acquisition Agreement with AmSurg related to the sale by the Company of its interests in 11 ASCs, with estimated sale proceeds of up to approximately $40,000,000 in cash. Additionally, as part of this agreement, AmSurg and PRG entered into a Management Agreement under which, effective January 1, 2000, AmSurg began managing the operations of up to 15 surgery centers affiliated with PRG, 11 of which were to be purchased pursuant to the terms of the Acquisition Agreement. As of August 31, 2001, the Company's interests in six (6) ASCs have been sold to AmSurg. As of August 31, 2001, AmSurg no longer managed any of the operations of the ASCs affiliated with the Company.

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

         In April of 1999 PRG and AmSurg executed a letter of intent for the purchase by AmSurg of a portion of PRG's ownership interests in 11 of its practice-based ophthalmology ASCs. The Company continued to experience losses and negative cash flow from operations during fiscal 1999.

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

         On December 1, 2000, the Bankruptcy Court entered an order confirming the Plan. The effective date of the Plan was December 15, 2000. In accordance with the Plan, in December 2000, February, March, April and July 2001, the Company made distributions to unsecured creditors totaling approximately $97.3 million. Currently the Company does not anticipate any distributions to holders of equity interests.

Results of Operations - Historical

         For the year ended December 31, 2000, the historical statement of operations data includes the operations of interests in surgery centers through the date of disposition, if applicable. Revenues have not been recognized by the Company for those practices which either allege breaches of MSAs or have attempted to unilaterally terminate their MSAs ("non-reporting").

         The Company incurred a number of significant statement of operations charges during the latter half of 1998. During the third and fourth quarters of 1998, PRG recorded estimated charges for the dispositions or effective terminations of practice affiliations of $347,857,000 which included $41,509,565 for the estimated uncollectability of certain accounts receivable. These charges have been included in "Asset valuation losses" in the accompanying statement of operations for the year ended December 31, 1998. Additionally, the Company incurred, during the fourth quarter of 1998, an expense of $912,000 for future payments to its former Chairman of the Board and Chief Operating Officer in connection with termination agreements. The charge-off of the future payments to the former Chairman of the Board and Chief Operating Officer is included in a separate line item on the accompanying statement of operations for the year ended December 31, 1998.

         The Company continued to experience losses and negative cash flow from operations during fiscal 1999. The Company recorded a loss of $11,755,000 at December 31, 1999. Throughout 1999, the Company aggressively pursued the plan formulated by the Restructuring Board. Accordingly, the Company closed Buyouts with 48 practices during 1999 and sold interests in 22 surgery centers. The Company recognized a gain on the sale of these assets of $7,447,000. The gain can be attributed to those practices that were fully reserved in 1998 and which subsequently closed Buyouts in 1999. The Company also recognized an asset valuation recovery of $6,040,000 for practice relationships that were deemed fully impaired in 1998 based upon management's analysis of future cash flows and the related operating environment in 1998 and 1999. The operating environment of the Company had substantially disintegrated by the end of 1999, and on February 1, 2000, PRG filed a petition for voluntary bankruptcy. For additional discussion regarding the bankruptcy filing and filing of the Plan under Chapter 11 (see Item 1. "Business. The Plan").

         Mann Frankfort Stein and Lipp CPAs LLP, ("MFSL"), independent public accountants have audited the Company's consolidated financial statements at and for the years ended December 31, 1999 and 2000. Management has made available to MFSL all of the Company's financial records and related data. MFSL was appointed as the principal independent public accountants by the Board of Directors on March 12, 1999 following the resignation of its predecessor independent public accountants, Arthur Andersen on November 13, 1998.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         Revenues. Revenues were $40,174,000 for the year ended December 31, 2000 compared to $83,940,000 for the year ended December 31, 1999, a decrease of $43,766,000 or 52.1%. The primary reason for the decrease was the significant number of Eyecare Practices and ASCs that consummated Buyouts during 2000. No revenues have been recognized in 2000 for the non-reporting Eyecare Practices.

         Costs and Expenses. Costs and expenses were $3,842,000 for the year ended December 31, 2000 versus $95,695,000 for the comparable period in 1999. This significant decrease of $91,971,000 was primarily due to the number of consummated Buyouts in 2000. Additionally, no operating costs and expenses incurred by any Eyecare Practices are reflected in the operating expenses of PRG in 2000 as the remaining Eyecare Practices have not reported to PRG for any of 2000. Costs and expenses decreased as a percentage of revenues (from 114.0% in 1999 to 9.56% in 2000).

         Salaries, Wages and Benefits. Salaries, wages and benefits were $12,766,000 during 2000 compared to $33,181,000 for the year ended December 31, 1999, a decrease of $20,415,000 or 61.5%. The decrease is primarily attributable to the resignation of employees who returned to work for Eyecare Practices which either consummated Buyouts during 2000 or unilaterally purported to terminate their relationship with PRG. As a percentage of revenues, salaries, wages and benefits decreased from 39.5% of revenues in 1999 to 31.8% of revenues in 2000.

         Pharmaceuticals and Supplies. Expenses for pharmaceuticals and supplies were $7,240,000 in 2000 compared to $15,195,000 for the year ended December 31, 1999, a decrease of $7,955,000 or 52.4%. Expenses continued to decrease in 2000 as the result of Buyouts in 2000. Pharmaceuticals and supplies as a percent of revenues did not change significantly between 1999 (18.1%) and 2000 (18.0%) because 2000 revenues decreased correspondingly with bought-out and non-reporting practices.

         General and Administrative. General and administrative expenses were $24,584,000 for the year ended December 31, 2000 compared to $44,000,000 for the year ended December 31, 1999, a decrease of $19,416,000 or 44.1%. The increase in general and administrative expenses as a percent of revenues between 1999 (52.4%) and 2000 (61.2%) was due to a reduction in revenues for a significant number of practices consummating buyouts and an increase in legal expenses related to the bankruptcy filings and consummation of numerous sales transactions during 2000.

         Depreciation and Amortization. Depreciation and amortization expenses were $2,574,000 for the year ended December 31, 2000 compared to $7,885,000 for the year ended December 31, 1999, a decrease of $5,311,000 or 67.4%. As a percentage of revenues, depreciation and amortization decreased minimally during 2000 (9.4% of revenues in 1999 vs. 6.4% of revenues in 2000) as reductions in assets were in line with reductions in revenues.

         Interest Expense. Interest expense was $899,000 for the year ended December 31, 2000 compared $9,232,000 for the year ended December 31, 1999, a decrease of $8,333,000. In accordance with the provisions of the U.S. Bankruptcy Code, interest on pre-petition indebtedness stops accruing at the time a voluntary petition is filed. This abatement of interest precipitated a substantial decrease in interest expense from 1999 to 2000. Another factor for the decrease was the number of practices consummating Buyouts during 1999 and 2000 with associated debt either paid off as the result of the Buyout or acquired by the practice, thus reducing the outstanding debt and the associated interest expense.

         Interest Income. Interest income was $4,500,000 for the year ended December 31, 2000 compared to $1,300,000 for the year ended December 31, 1999, an increase of $3,200,000. The large increase is due to the substantial increase in funds available for investment precipitated by numerous successful Buyout transactions.

         Asset Valuation Recovery. The Company did not recognize an asset valuation recovery in 2000. The Company recognized an asset valuation recovery of $6,040,000 in 1999. This recovery resulted from the sale of assets in 1999 in excess of 1998 estimated values. The increase occurred because Eyecare Practices that had previously been identified in 1998 as fully impaired consummated Buyouts during 1999.

         Patent Litigation Defense Costs. Patent litigation defense costs were $555,000 in 2000 as compared to $989,000 in 1999. The decrease is attributable to the completion of the Company's defense of the patent litigation process in 2000. This litigation resulted in a favorable settlement for the Company in May of 2000.

         Gain on Sale of Assets. During 2000, PRG consummated 35 Buyouts with practices and sold certain interests in 12 surgery centers at a gain of $40,276,000. The gain occurred for those practices sold in 2000 that were previously identified as fully impaired at year end 1998. The Company recognized a gain of $7,447,000 on the sale of assets for 48 practices consummating Buyouts and certain interests in 22 surgery centers in 1999.

         Provision (Benefit) for Income Taxes. The 2000 tax provision resulted from additional deferred tax assets that were again fully reserved for in accordance with Financial Accounting Standards No. 109 ("FAS 109").

    Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

         Revenues. Revenues were $83,940,000 for the year ended December 31, 1999 compared to $354,108,000 for the year ended December 31, 1998, a decrease of $270,168,000 or 76.3%. The primary reason for the decrease was the significant number of Eyecare Practices that either consummated Buyouts during 1999 or that unilaterally ceased paying management service fees during 1998.

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

         Salaries, Wages and Benefits. Salaries, wages and benefits were $33,181,000 during 1999 compared to $176,808,000 for the year ended December 31, 1998, a decrease of $143,627,000 or 81.2%. The decrease is primarily attributable to the resignation of employees who returned to work for Eyecare Practices which either consummated Buyouts during 1999 or that unilaterally purported to terminate their relationship with PRG. As a percentage of revenues, salaries, wages and benefits decreased from 49.9% of revenues in 1998 to 39.5% of revenues in 1999.

         Pharmaceutical and Supplies. Expenses for pharmaceuticals and supplies were $15,195,000 in 1999 compared to $46,158,000 for the year ended December 31, 1998, a decrease of $30,963,000 or 67.1%. This decrease was primarily the result of the number of affiliated practices that purported to unilaterally terminate their relationship with PRG during the second half of 1998. Expenses continued to decrease in 1999 for Eyecare Practices sold in 1999. Pharmaceuticals and supplies as a percent of revenues did not change significantly between 1998 (13.0%) and 1999 (18.1%) because 1999 revenues decreased correspondingly with bought-out and non-paying Eyecare Practices.

         General and Administrative. General and administrative expenses were $44,000,000 for the year ended December 31, 1999 compared to $105,253,000 for the year ended December 31, 1998, a decrease of $61,253,000 or 58.2%. General and administrative expenses increased significantly as a percent of revenues at 29.7% and 52.4% for 1998 and 1999, respectively. The increase was due to the number of Eyecare Practices consummating Buyouts in 1999.

         Depreciation and Amortization. Depreciation and amortization expenses were $7,885,000 for the year ended December 31, 1999 compared to $26,000,000 for the year ended December 31, 1998, a decrease of $18,115,000 or 69.7%. This substantial decrease is attributable to related Buyouts by Eyecare Practices during 1999. As a percentage of revenues, depreciation and amortization increased minimally during 1999 (7.3% of revenues in 1998 vs. 9.4% of revenues in 1999) as certain adjustments were made to both depreciable lives and amortization periods during the year.

         Interest Expense. Interest expense was $9,232,000 for the year ended December 31, 1999 compared to $12,385,000 for the year ended December 31, 1998, a decrease of $3,153,000. Interest expense decreased because the revolving credit facility was paid off in March 1999. (See Note 9 "Long-Term Obligations"). Another factor for the decrease was the number of Eyecare Practices consummating Buyouts during 1999 with associated debt either paid off as the result of the Buyout or acquired by the Eyecare practice, thus reducing the outstanding debt and the associated interest expense.

         Interest Income. Interest income was $1,300,000 for the year ended December 31, 1999 compared to $907,000 for the year ended December 31, 1998, an increase of $393,000. The increase is due to the Company successfully consummating several Buyouts during 1999, which generated proceeds available for investing.

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

         Loss (Gain) on Sale of Assets. During 1999, PRG consummated Buyouts with 48 Eyecare Practices and sold certain interests in 22 surgery centers at a gain of $7,447,000. The gain occurred for those Eyecare Practices sold in 1999 that were previously identified as fully impaired at year end 1998. The Company recognized a loss of $25,276,000 on the sale of assets for 9 Eyecare Practices consummating Buyouts in 1998.

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

         Liquidity and Capital Resources

         Cash, Working Capital and Debt

                  As of December 31, 1999, cash was $43,315,000 and the working capital deficit was $71,789,000. The working capital deficit was caused primarily by the Debentures being classified as current liabilities (See "Credit Facilities" below). Overall indebtedness both short and long term was $131,883,000.

                  As of December 31, 2000, cash had decreased to $23,330,000 and working capital had decreased to a deficit of $33,723,000. The decrease in cash was primarily attributable to the reduction of debt. Working capital as compared to 1999 improved due to the reduction of outstanding bank debt and accounts payable. Overall indebtedness both short and long term had decreased to $51,007,000 due to both debt paid off or retired in connection with sale of Eyecare Practices in 2000 and payments made to the bondholders.

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

                  The facility was paid down to $9,500,000 by September 30, 1998. On December 31, 1998, PRG was in technical default on the $9,500,000 facility with its lead bank and the debt was subsequently purchased by another bank in late January 1999. The debt was then retired in full in March 1999 with proceeds from the sale of various Eyecare practice assets.

                  On March 19, 1999, PRG entered into the RAM Agreement with RAM, which then owned or managed approximately $92 million principal amount of the Debentures. PRG's overall restructuring would involve (i) the sale of Eyecare practice assets and interests in surgery centers to its affiliated Eyecare Practices and a concurrent termination of MSAs and execution of mutual releases between PRG and such Eyecare Practices and (ii) the sale of certain interests in surgery centers to a strategic partner.

                  Under the terms of the RAM Agreement with RAM, the holders of the $125 million principal amount of PRG's Debentures would receive (i) $100 million principal amount in cash and/or notes from the restructuring of PRG's relationships with its affiliated Eyecare Practices and the sale to a strategic partner of certain interests in surgery centers and (ii) an interest in the net proceeds of certain patent litigation. PRG had agreed to pay $3.75 million in interest that was due on the Debentures on December 1, 1998. In connection with the RAM Agreement, RAM loaned to PRG $3.75 million. The loan was evidenced by a secured promissory note, which bore interest at the rate of 20% per annum and was due and payable in its entirety on September 30, 1999. Interest on the note was payable monthly beginning May 1, 1999. There was no prepayment penalty for early retirement of the note. The note was secured by a pledge of an interest in various of its subsidiaries. The $3.75 million note was paid off July 1999.

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

                  As of August 31, 2001, PRG made distributions to unsecured creditors with a combined total of approximately $97.3 million (see
         Item 1. "Business.  The Plan").

         Liquidity

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

                  As discussed previously, the Company had a working capital deficit of approximately $34 million at December 31, 2000. The Company was able to generate adequate cash flow to meet its needs in fiscal 1999 and 2000 through the sale of various assets. Throughout 1999, PRG continued to experience further losses and negative cash flows from operations, and on February 1, 2000, the Company filed a voluntary petition under Chapter 11 of the Bankruptcy Code.

         Inflation

                  To date, inflation has not had a material effect on the combined results of operations of the Eyecare Practices.

    ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                  -------------------------------------------

         Financial Statements and Supplementary Data are included herein on pages F-1 through F-19.

                                    PART III

ITEM 9.  DIRECTOR AND EXECUTIVE OFFICERS OF PRG
         --------------------------------------

         The name, age, position and term of the executive officers of the Company is set forth under the heading "Executive Officers" on page 8 under Item 1 of this report. The following chart sets forth the name, age, position and term of each director of the Company.

                   Name           Age                    Position
                   ----           ---                    --------
         Michael W. Yeary         47          Director, President and Chief
                                              Restructuring Officer

         Michael Yeary served as Chief Operating Officer and President of PRG from October, 1998 until February 2000. Since February 1, 2000, he has served as PRG's President and Chief Restructuring Officer. Additionally, since March 16, 2000, Mr. Yeary has served as PRG's sole director. Finally, from December 15, 2000, he has served as the Liquidation Agent for the Company. From February 1996 until February 1998, Mr. Yeary served as Regional Vice President of PRG for South Texas and Louisiana. From January 1, 1998 until March 30, 1998, Mr. Yeary served as the Interim Accounting Manager of PRG in addition to his other duties. From 1989 to February 1996, he was the Chief Financial Officer for Mann Berkeley Eye Center in Houston, Texas. From 1981 to 1989, Mr. Yeary served as the Executive Vice President, Chief Financial Officer for the Tomasco Group, a real estate development and investment company with operations in industries related to commercial real estate, manufacturing and oil and gas. Previously, Mr. Yeary served in a variety of capacities in retail and public accounting with Deloitte and Touche, LLP. Mr. Yeary is a Certified Public Accountant and received his B.B.A. in Accounting from Lamar University. He was also a Director of Humble National Bank.

ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

         The following table sets forth a summary of the compensation paid by PRG for services rendered in all capacities to PRG during 1998, 1999 and 2000 to the Named Executive Officers.

                                                                                         Long-term Compensation

                                                                                ----------------------------------------

                                                   Annual Compensation                   Awards               Payouts


                                                                     Other        Restricted   Securities       LTIP    Health
    Name and Principal               Year   Salary($)     Bonus($)   Annual          Stock     Underlying     Payouts  Insurance
         Position                                                  Compensation    Awards($)     Options        ($)     Premiums
                                                                      ($)                                                 ($)
  -------------------------------------------------------------------------------------------------------------------------------
  Daniel Chambers                    1998    175,000            -      -             -             -             -         2,072
                                     1999    157,179      102,519      -             -             -             -         2,229
                                     2000     90,000       25,000      -             -             -             -         3,459
  -------------------------------------------------------------------------------------------------------------------------------
  Lane Edenburn, Vice                1998     94,062            -      -             -             -             -         2,070
  President *                        1999    142,019      127,060      -             -             -             -         2,251
                                     2000    262,500      102,083      -             -             -             -         4,540
  -------------------------------------------------------------------------------------------------------------------------------
  Karen Nicolaou, Controller         1998     40,122            -      -             -             -             -         2,622
  and Director of Claims             1999    110,000       93,331      -             -             -             -         2,251
  Resolution                         2000    140,000      352,834      -             -             -             -         3,720
  -------------------------------------------------------------------------------------------------------------------------------
  Michael W. Yeary, President,       1998    174,985       60,000      -             -             -             -         2,048
  Chief Restructuring Officer,       1999    226,250      202,581      -             -             -             -         2,251
  and Liquidation Agent              2000    450,000      880,168      -             -             -             -         3,505


  *  Mr. Edenburn is no longer employed by the Company.

Option Grants During 1998

The following table presents information regarding 1998 grants of options to purchase shares of Common Stock for each of the Named Executive Officers (there were no options granted during 1999 or 2000):

                                      Individual Grants                              Alternative to (f) and (g):
                                                                                          Grant date value
       -----------------------------------------------------------------------------
             Name              Number     % of Total
                                 of        Options
                             Securities   Granted to     Exercise
                             Underlying   Employees      or Base       Expiration       Grant date Present
                             Options      in Fiscal       Price           Date                Value
                             Granted(#)     Year        ($/Sh)/(2)/
       ----------------      ----------  ------------  -------------  ------------     --------------------
       Daniel Chambers         20,000        1.26         $ 4.00        06/23/03             $0.00 (2)
                               52,500        3.32         $ 2.75        08/27/03             $0.00 (2)

       Lane Edenburn       (1)  7,500         .47         $4.938        06/06/03             $0.00 (2)
                                5,000         .32         $ 2.75        08/24/03             $0.00 (2)

       Karen G. Nicolaou        7,500         .47         $ 2.75        08/27/03             $0.00 (2)

       Michael Yeary           50,000        3.16         $ 4.00        06/23/03             $0.00 (2)
                               52,500        3.32         $ 2.75        08/27/03             $0.00 (2)
                               60,000        3.79         $ 4.50        01/08/03             $0.00 (2)
                               40,000        2.53         $ 4.93        06/04/03             $0.00 (2)

(1) Individual is no longer employed by the Company; therefore, all stock options granted to said individual will expire in accordance with the terms of the stock option plan.

(2) Upon confirmation of the Plan, outstanding options were reduced to a potential claim in bankruptcy. Option holders may not receive or retain any property under the Plan with respect to their holdings unless or until all creditors have been paid in full.

Aggregated Option Exercises During 2000 and Year End 2000 Option Values

The following table presents information regarding options exercised in 2000, and the value of options outstanding at December 31, 2000 for each of the Named Executive Officers:

                                                       Number of Securities            Value of Unexercised
                                                      Underlying Unexercised           In-the-Money Options
                                                       Options at FY-End(#)               at FY-End($)/(1)/
                                                  ------------------------------- --------------------------------
                          Shares
                          Acquired      Value
        Name                on        Realized($)   Exercisable   Unexercisable    Exercisable      Unexercisable
                          Exercise
                            (#)
---------------------    ----------  ------------  ------------- ---------------  -------------    ---------------
Daniel Chambers              0          $0.00          72,500          0               $0 (2)           $0

Lane Edenburn    (1)         0          $0.00          20,000          0               $0 (2)           $0

Karen G. Nicolaou            0          $0.00           7,500          0               $0 (2)           $0

Michael W. Yeary             0          $0.00         202,500          0               $0 (2)           $0

     (1) Individual is no longer employed by the Company; therefore, all stock options granted to said individual will expire in accordance with the terms of the stock option plan.

     (2) Upon confirmation of the Plan, outstanding options were reduced to a potential claim in bankruptcy. Option holders may not receive or retain any property under the Plan with respect to their holdings unless or until all creditors have been paid in full.

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

          The Employment Agreement between Mr. Yeary and the Company (the "Yeary Employment Agreement") was dated January 31, 2000 and provided for a term of 18 months, a base salary of $450,000 per year and incentive bonuses payable as follows: (i) $125,000 on January 31, 2000; (ii) $150,000 on July 31, 2000; (iii)
$150,000 on January 31, 2001; and (iv) $150,000 on July 31, 2001. The Yeary
Employment Agreement provided that if it was terminated by the Company without "Cause" (as defined in the Yeary Employment Agreement) prior to the expiration of its term, Mr. Yeary would be entitled to receive salary and bonuses payable under the Yeary Employment Agreement for the remainder of the term of the Yeary Employment Agreement.

          Mr. Yeary has also been named the Company's Liquidation Agent. In his capacity as Liquidation Agent, Mr. Yeary received salary and bonuses payable under the Yeary Employment Agreement through its term. From August 2, 2001 until February 1, 2002, Mr. Yeary will receive compensation at an annualized rate that is equal to one-half (1/2) his annual compensation (including bonuses and benefits) payable under the Yeary Employment Agreement. Beginning February 1, 2002, the Oversight Committee may elect to pay Mr. Yeary in his capacity as Liquidation Agent either one-half (1/2) the annualized compensation provided for in the Yeary Employment Agreement or an hourly rate of $400 plus reasonable out-of-pocket expenses in the performance of his duties to the Company.

          Mr. Yeary, in his capacity as Liquidation Agent, will receive an incentive bonus, which he may, in his discretion, share with other employees assisting him in the Company's liquidation. This bonus will be 10% of each distribution payable to the holders of the Indenture Trustee's Claim in excess of the sum of (i) $105,481,023.29 and (ii) the amount of all interest actually earned by PRG from February 1, 2000 through the December 21, 2000 or any subsequent Distribution Date under the Plan. Additionally, Mr. Yeary was entitled to a bonus on cash distributions to the holder of the Indenture Trustee's Claim as follows:

          Distribution Made By     Bonus as Percentage of      Actual Bonus
          --------------------       Amount Distributed        Distributed
                                     ------------------        -----------

          December 22, 2000                1.00%                $ 804,670

          February 15, 2001                0.50%                $   7,432

          April 1, 2001                    0.25%                $  35,055

     The Employment Agreement between Ms. Nicolaou and the Company (the "Nicolaou Employment Agreement") was dated January 31, 2000 and provided for a term of 18 months, a base salary of $140,000 per year and incentive bonuses payable as follows: (i) $70,000 on January 31, 2000; (ii) $70,000 on July 31, 2000; (iii) $70,000 on January 31, 2001; and (iv) $100,000 on July 31, 2001. The
Nicolaou Employment Agreement provided that if it was terminated by the Company without "Cause" (as defined in the Nicolaou Employment Agreement) prior to the expiration of its term, Ms. Nicolaou would be entitled to receive salary and bonuses payable under the Nicolaou Employment Agreement for the remainder of the term of the Nicolaou Employment Agreement. From August 2, 2001 until December 31, 2001, Ms. Nicolaou will receive compensation at an annualized rate that is equal to one-half (1/2) her annual compensation (including bonuses and benefits) payable under the Nicolaou Employment Agreement.

     The Employment Agreement between Mr. Edenburn and the Company (the "Edenburn Employment Agreement") was dated January 31, 2000 and provided for a term of 12 months, a base salary of $175,000 per year and incentive bonuses payable as follows: (i) $87,500 on January 31, 2000; (ii) $87,500 on July 31, 2000; and (iii) $100,000 on January 31, 2001, unless the Company elected to extend the term of the Edenburn Employment Agreement for an additional six month period beyond January 31, 2001. The Edenburn Employment Agreement was not extended beyond January 31, 2001. Mr. Edenburn is no longer employed by the Company.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            --------------------------------------------------------------

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

                                                                               Amount and Nature
                                                                                 Of Beneficial          Percent
           Name of Beneficial Owner or Number of Persons in Group                 Ownership             Of Class
           ------------------------------------------------------                 ---------             --------
    David Meyer, M.D ........................................................     2,497,249 (1)          8.27%

    Alpert Companies ........................................................     1,648,600 (2)         5.443%

    Michael W. Yeary ........................................................         3,366 (3)             *

    Karen Nicolaou ..........................................................             0 (4)             *

    Lane Edenburn ...........................................................             0 (5)             *

    All directors and executive officers as a group (3 persons) .............         3,366 (3)(4)(5)       *

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

(5) Does not include options held by Mr. Edenburn to purchase a total of 20,000 shares of Common Stock at prices ranging from $2.75 to $4.938 per share. Mr. Edenburn is no longer employed by the Company.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------

Buyout Transactions

         On January 28, 2000, EyeCorp and PRG completed the sale to the Vitreoretinal Foundation, P.L.L.C. ("VRF"), RME Associates and certain associated physicians, of the practice assets of VRF, certain real estate associated with VRF and a 35% equity interest in Ridge Lake ASC General Partnership, a partnership formed to own and operate Ridge Lake ASC. The consideration for the transactions consisted of cash in the amount of $1,248,349 and a promissory note in the original principal amount of $1,282,183. The promissory note extends for a three-year term commencing January 28, 2000 and accrues interest at 10% per annum. The first payment on the note was due on February 1, 2000. The note is secured by a lien on all VRF practice assets and a negative pledge of the 35% interest in Ridge Lake ASC General Partnership purchased in this transaction. In addition, the note is guaranteed by the individual VRF practice physicians, including Dr. Meyer. The note is currently in default for nonpayment and notice of default and acceleration has been provided to both VRF and the guarantors. As of December 31, 2000, this note and the accumulated accrued interest have been fully reserved and reflected as bad debt expense in the consolidated Statement of Operations. In connection with the transaction, the liabilities of the VRF were assumed by the VRF, the MSA was terminated, the VRF granted to EyeCorp a right of first refusal to develop an ASC and all parties entered into mutual releases. The purchase price was determined in accordance with the methodology developed by Houlihan, and Houlihan opined that the consideration received by PRG in connection with assets purchase price, the real estate purchase price and the Ridge Lake ASC equity interest purchase price was fair to the Company and its shareholders from a financial point of view. In connection with this transaction, EyeCorp also issued to VRF an option, exercisable on or before February 28, 2000, to purchase the remaining 65% equity interest in the Ridge Lake ASC and the Van Dyck ASC General Partnership. VRF did not exercise either option. Additionally, VRF had options, exercisable on or before December 31, 2000, to purchase 14% of EyeCorp's Ridge Lake ASC ownership interest and 14 % of EyeCorp's Van Dyck ASC ownership interest exercisable for an all cash purchase price of $1,010,240 and $208,476, respectively. The VRF did not exercise either of these options. Dr. David Meyer is a shareholder of VRF and RME Associates. Dr. Meyer served as Chairman of the Board of Directors in 1998 and 1999 and resigned as a member of the Board of Directors on March 16, 2000.

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

Sale of Preferred Stock

         During 1997, the Board of Directors approved a transaction pursuant to which (i) PRG sold to Emmett E. Moore 200,000 shares of Series B Convertible Preferred Stock (the "Preferred Shares") for an aggregate purchase price of $2,225,000, and (ii) the purchase of the Preferred Shares was funded by a loan from the Company to Mr. Moore. The intent of the sale of Preferred Shares to Mr. Moore was to align his interests with those of the Company's stockholders by providing Mr. Moore a significant equity interest in the Company. The principal of the loan is non-recourse and the interest payable with respect to the loan is recourse. This loan transaction was contingent on stockholder approval, which was obtained in May of 1997. During 1997, Mr. Moore was Chairman of the Board of Directors and Chief Executive Officer of the Company. However, his employment with the Company was terminated on November 17, 1997. This loan is in default.

                                     PART IV

ITEM 13.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
            ----------------------------------------------------------------

(a)   1.    Index to Financial Statements

            The following Financial Statements are included herein:

            Independent Auditors' Report ........................................................    F-2

            Consolidated Balance Sheets as of December 31, 1999 and 2000 ........................    F-3

            Consolidated Statements of Operations for the three years ended December 31, 2000....    F-4

            Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the three
                years ended December 31, 2000 ...................................................    F-5

            Consolidated Statements of Cash Flows for the three years ended December 31, 2000....    F-6

            Notes to Consolidated Financial Statements ..........................................    F-7

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

               None.

(c)   EXHIBITS

      Exhibit
       Number                           Description
       ------                           -----------

         2.1    --     Modified First Amended Joint Liquidating Plan. (13)

         2.2    --     Order of Court Confirming Modified First Amended Joint
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

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-91440) and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-00230) and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's annual report on Form 10-K for the year ending December 31, 1995, and incorporated herein by reference.
(4) Management contract or compensatory plan or arrangement, which is being identified as such pursuant to Item 14(a)3 of Form 10-K.
(5) Schedules and similar attachments to this Exhibit have not been filed herewith, but the nature of their contents is described in the body of this Exhibit. The Company agrees to furnish a copy of any such omitted schedules and attachments to the Commission upon request.
(6) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (no.333-3852) and incorporated herein by reference.
(7) Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (333-19185) and incorporated herein by reference.
(8) Previously filed as an exhibit to the Company's Registration Statement on Form S-8 (No. 333-15547) and incorporated herein by reference.
(9) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ending December 31, 1996 and incorporated herein by reference.
(10) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated May 15, 1997 and incorporated herein by reference.
(11) Previously flied as an exhibit to the Company's Annual Report for the year ending December 31, 1997 and incorporated herein by reference.
(12) Previously filed as an exhibit to the Company's Quarterly report on Form 10-Q for the quarter ending March 31, 1997, and incorporated herein by reference.
(13) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated December 14, 2000 and incorporated herein by reference.
(14) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the years ended December 31, 1998 and December 31, 1999 and incorporated herein by reference.
(15) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated February 15, 2000 and incorporated herein by reference.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the 1934 Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                PHYSICIANS RESOURCE GROUP, INC.


November 6, 2001                            By: /s/ Michael Yeary
                                                -------------------------------
                                                Michael Yeary
                                                Director and Chief Restructuring
                                                Officer

November 6, 2001                            By: /s/ Karen Nicolaou
                                                --------------------------------
                                                Karen Nicolaou
                                                Controller and Director of
                                                Claims Resolution (Principal
                                                Accounting and Financial
                                                Officer)

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                Page
                                                                                                                ----
PHYSICIANS RESOURCE GROUP, INC.:

     Independent Auditors' Report .........................................................................      F-2

     Consolidated Balance Sheets as of December 31, 1999 and 2000 .........................................      F-3

     Consolidated Statements of Operations for the three years ended December 31, 2000 ....................      F-4

     Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the three years
          ended December 31, 2000 .........................................................................      F-5

     Consolidated Statements of Cash Flows for the three years ended December 31, 2000 ....................      F-6

     Notes to Consolidated Financial Statements ...........................................................      F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Physicians Resource Group, Inc.:


We have audited the accompanying consolidated balance sheets of Physicians Resource Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Physicians Resource Group, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared on a going concern basis. As discussed in Note 2 of the Notes to Consolidated Financial Statements, on February 1, 2000, the Company filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code. Additionally, on May 25, 2000, EyeCorp, Inc., a wholly owned subsidiary of the Company, filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code. On December 1, 2000 the Bankruptcy Court entered an order confirming the First Amended Joint Liquidating Plan Under Chapter 11 (the "Plan"). The Plan contemplates the ultimate liquidation of the Company. As such, the Company will not continue as a going concern and the recoverability of the carrying amounts of its assets is uncertain. These financial statements do not include any adjustments that might result from the ultimate liquidation of the Company.



/s/ Mann Frankfort Stein & Lipp CPAs, L.L.P.



Houston, Texas
June 22, 2001

                PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           (000's, Except Share Data)

                                                                                                     December 31,
                                                                                               -----------------------
ASSETS                                                                                             1999         2000
                                                                                                ---------    ---------
CURRENT ASSETS:
     Cash and cash equivalents ..............................................................   $  43,315    $  23,330
     Income tax receivable ..................................................................           8            8
     Prepaid expenses and other .............................................................       2,667          932
     Assets held for disposition, net of an allowance of $226,486 in 1999 and
        $118,453 in 2000 ....................................................................      48,525       14,073
                                                                                                ---------    ---------
          Total current assets ..............................................................      94,515       38,343

PROPERTY AND EQUIPMENT, net .................................................................       1,342          604
INTANGIBLE ASSETS, net ......................................................................       3,603           --
OTHER NONCURRENT ASSETS, net ................................................................         136          106
                                                                                                ---------    ---------
          TOTAL ASSETS ......................................................................   $  99,596    $  39,053
                                                                                                =========    =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Current portion of long-term debt (includes obligations to affiliates) .................   $ 131,883    $  51,007
     Due to affiliates ......................................................................      22,797       13,703
     Accounts payable and accrued expenses ..................................................      11,623        7,356
                                                                                                ---------    ---------
          Total current liabilities .........................................................     166,303       72,066

OTHER LONG-TERM LIABILITIES .................................................................       1,205        1,101
                                                                                                ---------    ---------
          Total Liabilities .................................................................     167,508       73,167
                                                                                                ---------    ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
     Common Stock, $.01 par value, 100,000,000 shares authorized, 29,993,335 shares issued
          (see Note 10) .....................................................................         309          309
     Convertible preferred stock, $.01 par value 10,000,000 shares authorized, 200,000
          shares issued (see Note 10) .......................................................           2            2
     Additional paid-in capital .............................................................     294,529      291,995
     Accumulated deficit ....................................................................    (358,722)    (322,390)
     Treasury stock, at cost, 327,301 shares ................................................      (4,030)      (4,030)
                                                                                                ---------    ---------
          Total stockholders' deficit .......................................................     (67,912)     (34,114)
                                                                                                ---------    ---------
          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT .......................................   $  99,596    $  39,053
                                                                                                =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        (000's, Except Per Share Amounts)

                                                          For the Year Ended December 31,
                                                        -----------------------------------
                                                          1998         1999          2000
                                                        ---------    ---------    ---------
REVENUES:

   Management services ...............................  $ 226,932    $  14,936    $       -
   Medical services ..................................    114,793       60,792       28,886
   Other .............................................     12,383        8,212       11,288
                                                        ---------    ---------    ---------

        Total revenues ...............................    354,108       83,940       40,174
                                                        ---------    ---------    ---------

COSTS AND EXPENSES:

   Salaries, wages and benefits ......................    176,808       33,181       12,766
   Pharmaceuticals and supplies ......................     46,158       15,195        7,240
   General and administrative ........................    105,253       44,000       24,584
   Depreciation and amortization .....................     26,000        7,885        2,574
   Interest expense ..................................     12,385        9,232          899
   Interest income ...................................       (907)      (1,300)      (4,500)
   Asset valuation losses (recovery) .................    347,857       (6,040)           -
   Executive severance expenses ......................        912            -            -
   Patent litigation defense costs ...................        798          989          555
   Loss (Gain) on sale of assets .....................     25,276       (7,447)     (40,276)
                                                        ---------    ---------    ---------

        Total costs and expenses .....................    740,540       95,695        3,842
                                                        ---------    ---------    ---------

INCOME (LOSS) BEFORE INCOME TAXES ....................   (386,432)     (11,755)      36,332

PROVISION (BENEFIT) FOR INCOME TAXES .................    (66,867)           -            -
                                                        ---------    ---------    ---------

NET INCOME (LOSS) ....................................  $(319,565)   $ (11,755)   $  36,332
                                                        ---------    ---------    ---------

NET INCOME (LOSS) PER BASIC AND DILUTED SHARE ........  $  (10.73)   $   (0.39)   $    1.21
                                                        =========    =========    =========

   WEIGHTED AVERAGE NUMBER OF SHARES ISSUED ..........     29,773       29,805       29,993
                                                        =========    =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                   For the Three Years Ended December 31, 2000
                           (000's, Except Share Data)

                                                                                          Additional
                                       Common Stock               Preferred Stock           Paid-In       Accumulated
                                 --------------------------   -------------------------
                                   Shares         Amount         Shares       Amount        Capital         Deficit
                                 -----------    -----------   -----------   -----------   -----------     -----------
BALANCES, December 31, 1997 ..    29,927,000    $       299       200,000   $         2   $   299,974    $   (27,402)
  Receipt of common stock in
    conjunction with
    dispositions
    and transaction
    restructuring.............            --             --            --            --            --             --
  Sale of preferred stock ....            --             --            --            --            --             --
  Exercise of stock options ..        66,435              1            --            --           469             --
  Sale of entities ...........            --             --            --            --           735             --
  Net loss ...................            --             --            --            --            --       (319,565)
                                 -----------    -----------   -----------   -----------   -----------    -----------
BALANCES, December 31, 1998 ..    29,993,435            300       200,000             2       301,178       (346,967)
  Receipt of common stock in
  conjunction with
  dispositions and transaction
  restructuring...............          (100)             9            --            --            --             --
  Restructure of Investments
  in subsidiaries ............            --             --            --            --        (6,649)            --
  Net loss ...................            --             --            --            --            --        (11,755)
                                 -----------    -----------   -----------   -----------   -----------    -----------
BALANCES, December 31, 1999 ..    29,993,335            309       200,000             2       294,529       (358,722)
  Sale of entities ...........            --             --            --            --        (2,534)            --
  Net income .................            --             --            --            --            --         36,332
                                 -----------    -----------   -----------   -----------   -----------    -----------
BALANCES, December 31, 2000 ..    29,993,335    $       309       200,000   $         2   $   291,995    $  (322,390)
                                 ===========    ===========   ===========   ===========   ===========    ===========

                                                                    Note
                                                                 Receivable         Total
                                                                    from        Stockholders'
                                        Treasury Stock           Preferred          Equity
                                  -------------------------
                                     Shares          Amount      Stock Sale        (Deficit)
                                  -----------    -----------    -----------    -------------
BALANCES, December 31, 1997 ..    $   227,000    $    (3,183)   $    (2,225)   $   267,465
  Receipt of common stock in
    conjunction with
    dispositions
    and transaction
    restructuring.............        101,795           (865)            --           (865)
  Sale of preferred stock ....             --             --          2,225          2,225
  Exercise of stock options ..             --             --             --            470
  Sale of entities ...........             --             --             --            735
  Net loss ...................             --             --             --       (319,565)
                                  -----------    -----------    -----------    -----------
BALANCES, December 31, 1998 ..        328,795         (4,048)            --        (49,535)
  Receipt of common stock in
  conjunction with
  dispositions and transaction
  restructuring...............         (1,494)            18             --             27
  Restructure of Investments
  in subsidiaries ............             --             --             --         (6,649)
  Net loss ...................             --             --             --        (11,755)
                                  -----------    -----------    -----------    -----------
BALANCES, December 31, 1999 ..        327,301         (4,030)            --        (67,912)
  Sale of entities ...........             --             --             --         (2,534)
  Net income .................             --             --             --         36,332
                                  -----------    -----------    -----------    -----------
BALANCES, December 31, 2000 ..        327,301    $    (4,030)   $        --    $   (34,114)
                                  ===========    ===========    ===========    ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (000's)

                                                                                    For the Year Ended December 31,
                                                                                  -----------------------------------
                                                                                     1998         1999         2000
                                                                                  ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ..........................................................   $(319,565)   $ (11,755)   $  36,332
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
     operating activities--
     Depreciation and amortization ............................................      26,000        7,885        2,574
     Change in Assets Held for Disposition, net ...............................     (90,435)      52,381       34,452
     Change in deferred taxes .................................................     (66,411)          --           --
     Changes in assets and liabilities, net of effects of acquisitions
        And disassociations--
          Accounts payable and accrued expenses ...............................      (9,411)      (2,744)      (4,266)
          Other liabilities, due to affiliates, long-term debt ................      19,033       (3,671)      (9,199)
          Property and Equipment, net .........................................      33,989        9,546         (605)
          Intangible assets, net ..............................................     323,904        5,992        2,435
          Accounts receivable, net and due from affiliates ....................      66,400       10,978           --
          Pharmaceuticals and supplies ........................................       5,065          654           --
          Prepaid expenses and other ..........................................      11,093       (1,872)       1,765
                                                                                  ---------    ---------    ---------
             Net cash provided by (used in) operating activities ..............        (338)      67,394       63,488
                                                                                  ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment, net of effects of acquisitions ........      (2,732)      (1,002)         (63)
                                                                                  ---------    ---------    ---------
          Net cash used in investing activities ...............................      (2,732)      (1,002)         (63)
                                                                                  ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of common stock from offerings, net of
     Offering costs ...........................................................           1            9           --
   Proceeds from long-term debt ...............................................       2,442        4,002           --
   Payments and settlements on long-term debt .................................      (5,977)     (14,985)     (74,835)
   Repayments & settlements on obligations to affiliates ......................        (159)     (21,774)      (8,575)
   Purchase of treasury stock .................................................        (864)          17           --
   Write-off of note receivable from 1997 sale of preferred stock .............       2,225           --           --
                                                                                  ---------    ---------    ---------
          Net cash used in financing activities ...............................      (2,332)     (32,731)     (83,410)
                                                                                  ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........................      (5,402)      33,661      (19,985)
CASH AND CASH EQUIVALENTS, beginning of year ..................................      15,056        9,654       43,315
                                                                                  ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, end of year ........................................   $   9,654    $  43,315    $  23,330
                                                                                  =========    =========    =========
SUPLEMENTAL CASH FLOW INFORMATION:
   Interest paid ..............................................................   $   6,585    $   4,162    $   5,667

   The accompanying notes are an integral part of these consolidated financial statements.

                PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION, BUSINESS AND ORGANIZATION:

   PRG Formation

       Physicians Resource Group, Inc. ("PRG" or "the Company"), a Delaware corporation, and subsidiaries were formed to provide physician practice management services to ophthalmic and optometric practices (the "Eyecare Practices"). The Company was formed in November of 1993, but had no substantive operations prior to June of 1995. PRG earned revenues by providing management, marketing, financial resources and other services to the Eyecare Practices, ASCs and optical dispensaries. The Company also earned revenue by owning certain interests in optical dispensaries and ASCs. The Company conducted the practice of medicine through its subsidiaries located in states that allow the corporate practice of medicine (comprising seven Eyecare Practices), and the Company's financial statements are prepared on a consolidated basis to include all of the Company's wholly-owned subsidiaries including these seven Eyecare Practices.

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

   1999 Practice Dispositions

       During 1999, the Company sold 45 Eyecare Practices which generated approximately $56 million in proceeds, 5 ASCs which generated approximately $11 million in proceeds and interests in 15 ASCs which generated approximately $4 million in proceeds.

   2000 Practice Dispositions

       During 2000, the Company sold 38 Eyecare Practices which generated approximately $22 million in proceeds and interests in 14 ASCs which generated approximately $37 million in proceeds.

2.     CURRENT OPERATING ENVIRONMENT:

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

       . A Letter of Intent ("LOI") was entered into between the Company and the Chairman of the Board of Directors in July of 1998. During the pendency of the LOI, the Company's options were extremely limited with respect to any proposed restructuring, responses to legal proceedings, and threatened terminations. The LOI was cancelled in late October of 1998.

       . The New York Stock Exchange ("NYSE") halted trading in the Common Stock of the Company and moved to delist the stock (see Note 10).

       . The Company did not make the interest payment due December 1, 1998 related to the Company's outstanding 6% Convertible Subordinated Debentures (see Note 8).

       . The Company had an outstanding balance of $9,500,000 under an amended credit facility that should have been repaid as of December 31, 1998 (see Note 8).

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

       In April of 1999 PRG and AmSurg Corp. ("AmSurg") executed a letter of intent for the purchase by AmSurg of a portion of PRG's ownership interests in its practice-based ophthalmology ASCs. As of August 31, 2001, six ASCs had been sold to AmSurg yielding an aggregate of approximately $30 million.

       On February 1, 2000 (the "Petition Date") PRG filed a voluntary petition of relief (the "Filing") under Chapter 11 ("Chapter 11") of Title 11 of the United Stated Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court"), and, on May 25, 2000, EyeCorp, Inc. ("EyeCorp"), a wholly-owned subsidiary of the Company, filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Northern District of Texas. The cases are being jointly administered under

Case No. 00-30748-RCM-11 in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. In Chapter 11, the Company continued to manage its affairs and operate its business as a debtor in possession until it developed a liquidation plan. As a debtor in Chapter 11, the Company did not engage in transactions outside of the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court.

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

       On October 13, 2000, PRG and EyeCorp filed their First Amended Joint Liquidating Plan under Chapter 11 (as modified prior to confirmation on December 1, 2000, the "Plan"). The Plan is a liquidating plan and does not contemplate the financial rehabilitation of the Company or the continuation of their businesses, except with respect to any physicians and Eyecare Practices who cure their contractual defaults and a request that the Company recommence providing management services and ownership interest in any ambulatory surgery centers ("ASCs") that the Company continues to own and operate. Many of the Company's assets have been or are in the process of being liquidated, and the Plan contemplates that the remaining assets will be liquidated. Funds generated from the liquidation of assets will be paid to creditors as set forth in the Plan. Holders of equity interests will not receive or retain any property under the Plan with respect to their holdings unless and until all creditors have been paid in full.

       On December 1, 2000, the Bankruptcy Court issued an order confirming the Plan. The effective date of the Plan was December 15, 2000.

       As discussed in Note 9, the Company is a defendant in numerous lawsuits that have been stayed by virtue of the Filing or refiled as an adversary proceeding in the Bankruptcy Court. As of the Petition Date, payment of liabilities to unsecured creditors, including trade creditors and note holders, and pending litigation against the Company at the date of the filing were stayed while the Company continued its business as a debtor in possession.

       The accompanying consolidated financial statements have been prepared on the going concern basis of accounting. The Plan contemplates the ultimate liquidation of the Company. As such, the Company will not continue as a going concern and the recoverability of the carrying amounts of its assets is uncertain.

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

       The Company has continued to experience further losses and negative cash flow from operations in 2000 and no assurance can be given that the Company's existing cash, cash flow from operations, income tax refunds and cash generated from practice disassociations or other asset dispositions will be sufficient to allow the Company to meet its planned obligations as they become due.

       Management's plans are to execute The Plan provisions confirmed by court order on December 1, 2000 with an effective date of December 15, 2000. The Plan is a liquidating plan and does not contemplate the financial rehabilitation of the Company or the continuation of their businesses, except with respect to any physicians and Eyecare Practices (hereafter defined) who cure their contractual defaults and request that the Company recommence providing management services and ownership interest in any ambulatory surgery centers ("ASCs") that the Company continues to own and operate. Many of the Company's assets have been or are in the process of being liquidated, and the Plan contemplates that the remaining assets will be liquidated. Funds generated from the liquidation of assets will be paid to creditors as set forth in the Plan. Holders of equity interests will not receive or retain any property under the Plan with respect to their holdings unless and until all creditors have been paid in full.

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

   Cash and Cash Equivalents

       PRG considers all highly liquid investments purchased with an original maturity or re-pricing within three months or less to be cash equivalents. The Company primarily invests in overnight repurchase agreements, tax-free municipal bonds and money market accounts. The interest rates varied from 5.31 percent to
6.50 percent, 4.51 percent to 5.38 percent and 4.75 percent to 5.00 percent in the years ended December 31, 2000, 1999 and 1998, respectively. These investments are carried at fair value.

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

       The Company reviewed the carrying value of the long-lived assets and goodwill at least quarterly on a entity by entity basis to determine if facts and circumstances existed which would suggest that assets may be impaired or that the amortization period needed to be modified. In addition to the normal quarterly reviews conducted as described above, during the latter half of 1997 and early 1998, the Company engaged in a strategic review of its assets, operations and available resources, as more fully discussed in Note 2 above. As a result, the Company made a decision to terminate its affiliation with a number of Eyecare Practices through either sale, disposition or significant restructuring of their MSAs. As a result of this review as well as continued deteriorating relationships with its affiliated Eyecare Practices during late 1998 and continuing through 1999, the Company determined that significant amount of existing intangibles related to those Eyecare Practices had been impaired.

   Income Taxes

       Deferred income tax liabilities and assets are recorded for the differences between the tax and financial reporting basis of the assets and liabilities and are based on the enacted income tax rates which are expected to be in effect in the period in which the difference is expected to be settled or realized. A change in tax laws results in adjustments to the deferred tax liabilities and assets. As of December 31, 2000 and 1999, the Company provided a 100% valuation allowance for deferred tax assets because it was not likely the deferred tax assets would be realized.

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

   Net Income (Loss) Per Share

       Basic net income (loss) per share is computed by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share does not differ from basic net income (loss) per share since potential common shares from conversion of stock options and warrants are anti-dilutive for all periods presented.

4.     ASSETS HELD FOR DISPOSITION:

       As discussed in Note 2 above, the Company received notification from many of its affiliated Eyecare Practices during 1998 and 1999 purporting to unilaterally terminate the MSAs and/or initiating legal proceedings against the Company. These Eyecare Practices have alleged that PRG has breached the provisions of their respective MSAs, and have withheld financial information and refused to pay management fees due under their respective MSAs. The Company denied these parties' allegations and denies that the MSAs were properly terminated by the providers.

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

As discussed in Notes 1 and 2, starting in 1998 and throughout 1999 and 2000, the Company continued the dissociation of many of its affiliated Eyecare Practices through either sale or other disposition. In connection therewith, pre-tax allowances totaling approximately $226,486,000 were provided at December 31, 1999 and $118,453,000 at December 31, 2000 for losses expected to be incurred in this process. The Company reclassified the net assets of these practices, including the related intangible assets, into "Assets held for disposition" on the accompanying consolidated balance sheet as of December 31, 1999 and 2000, net of such allowances.

       The following is a table which reflects the carrying value of the assets and liabilities reclassified into "Assets held for disposition" as of December 31, 1999 and 2000:

              Description                         1999             2000
              -----------                       -------------------------------
                                                    (000's)          (000's)

Current assets ..............................       $92,001        $  48,080
Property and equipment ......................        26,040           12,122
Intangible and other non-current assets .....       171,387           77,453
Liabilities assumed .........................       (14,417)          (5,129)
                                                -------------------------------
       Net assets held for disposition ......       275,011          132,526
Less: Asset valuation allowances ............      (226,486)        (118,453)
                                                -------------------------------
Assets held for disposition .................       $48,525        $  14,073
                                                ===============================

5.   REVENUE RECOGNITION AND RECEIVABLES:

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

          Revenues have not been recognized by the Company for those Eyecare Practices alleging either breaches of their MSA's or for those attempting to unilaterally terminate their MSA's throughout 1998, 1999, and 2000.

   Revenues-Management Services

          The Company manages the Eyecare Practices under various types of service and management agreements. The management services revenues are based on several different types of arrangements, including percentages of the medical services revenues or flat fees and reimbursement of clinic expenses. During 2000, the Company did not recognize revenues for any Eyecare Practices as the remaining practices were alleging either breaches of their MSA's or were attempting to unilaterally terminate their MSA. The following table presents the amount of medical service revenues included in the determination of the Company's management service revenues for the years ended December 31, 1998, 1999, and 2000:

                   Description                                                1998         1999          2000
                   -----------                                              ---------    ---------     --------
                                                                                          (000's)
Gross medical services revenues .....................................       $ 464,528    $  88,572           --
     Less--Contractual adjustments ..................................        (200,575)     (29,998)          --
                                                                            ---------    ---------     --------
Net medical services revenues .......................................         263,953       58,574           --
     Less--Amounts retained by the Eyecare Practices owner
        physicians...................................................         (37,021)     (43,638)          --
                                                                            ---------    ---------     --------
          Management services revenues ..............................       $ 226,932    $  14,936           --
                                                                            =========    =========     ========

   Revenues - Medical Services

          Certain states in which the Company operates allow for the corporate practice of medicine. In those states, the Company's revenues are derived from medical services performed. In addition, the Company owns and operates ASCs through various arrangements. Revenues derived from ASCs are based on facility fees charged to patients, third-party payers or other physician practices for use of the ASCs as well as reimbursement of ASC expenses. ASC revenues are also net of contractual adjustments. The following table presents amounts included in determining the Company's medical service revenues for the years ended December 31, 1998, 1999, and 2000:

                    Description                                               1998         1999         2000
                    -----------                                            ---------    ---------      --------
                                                                                         (000's)
Gross medical services revenues .....................................       $ 123,933    $  30,483     $      -
Gross ASCs revenues .................................................         100,181       91,672       64,746
                                                                            ---------    ---------     --------
         Total ......................................................         224,114      122,155       64,746
     Less--Contractual adjustments ..................................        (109,321)     (61,363)     (35,860)
                                                                            ---------    ---------     --------
         Net medical services revenues ..............................       $ 114,793    $  60,792     $ 28,886
                                                                            =========    =========     ========

   Receivables

         2000 Receivable Allowance

         As discussed in Notes 2 and 4 above, the Company recorded certain allowances during 1999 relative to anticipated losses on dispositions of the assets of certain Eyecare Practices with which the Company was in the process of terminating its affiliation. The receivables or due from affiliates balances relating to the Eyecare Practices targeted for disposition or dissociation of $19,585,521 and $21,156,207 for the years ending 1999 and 2000 respectively, have been reclassified to "Assets held for disposition" in the accompanying consolidated balance sheets. Accounts receivable for 1999 and 2000 have been reclassified to "Assets held for disposition" as of December 31, 1999 and 2000 as all remaining Eyecare Practices were being held for sale or disposition pursuant to the Plan as discussed in Note 4.

6.       PROPERTY AND EQUIPMENT:

         Property and equipment consists of the following as of December 31, 1999 and 2000:

                                                                   Estimated
                                                                    Useful
                                                                     Lives
                   Description                                      (Years)             1999           2000
                   -----------                               ----------------      --------------   ------------
                                                                                              (000's)
     Equipment, software and other.......................            3-10          $        3,635   $      3,635
     Leasehold improvements .............................            3-10                     183            246
     Furniture and fixtures .............................            7-10                     668            415
                                                                                   ------------------------------
                                                                                            4,486          4,296
     Less--Accumulated depreciation and amortization ....                                  (3,144)        (3,692)
                                                                                   -----------------------------
          Property and equipment, net ...................                          $        1,342   $        604
                                                                                   =============================

         As indicated in Notes 2 and 4 above, the Company recorded certain allowances during 1999 and 2000 relative to anticipated losses on dispositions of the assets of certain Eyecare Practices targeted for sale or disassociation. The net asset value of property and equipment relating to these Eyecare Practices of $26,040,000 and $12,122,000 was reclassified to "Assets held for disposition" on the accompanying consolidated balance sheets as of December 31, 1999 and 2000, respectively. See Note 4 for details.

7.   INTANGIBLE ASSETS:

     Intangible assets consists of the following as of December 31, 1999 and 2000:

                                                                     Estimated
                                                                       Useful
                                                                       Lives
                           Description                                (Years)           1999             2000
                           -----------                           ---------------   --------------     -----------
                                                                                               (000's)
     Non-compete agreements..............................              3 - 5              $   577      $     577
     Goodwill ...........................................                25                 4,141              -
                                                                                   ------------------ ----------
                                                                                            4,718            577
     Less - Accumulated amortization ....................                                  (1,115) ()       (577) ()
                                                                                   ------------------ -----------
          Intangible assets, net ........................                                 $ 3,603      $       -
                                                                                   ================== ===========

         As indicated in Notes 1 and 2 above, the Company recorded certain allowances during 1997 and 1998 relative to anticipated losses on dispositions of the assets of certain Eyecare Practices targeted for disassociation. The net intangible assets relating to these Eyecare Practices of $23,694,677 as of December 31, 1999 and $8,107,918 as of December 31, 2000, respectively, have been reclassified to "Assets held for disposition" on the accompanying consolidated balance sheets. See Note 4 for details.

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

8.   LONG-TERM OBLIGATIONS:

  Long-Term Debt

     Long-term debt consisted of the following as of December 31, 1999 and 2000

                                       Description                                                  1999            2000
                                       ------------                                           --------------- --------------
                                                                                                           (000's)
     6% convertible subordinated debentures due December 2001, interest payable
      on June 1 and December 1..............................................................     $ 125,000        $ 50,166

     Other obligations......................................................................         6,883             841
                                                                                              --------------- --------------
          Total long-term debt (all debt is classified as current for 1999 and 2000)........     $ 131,883        $ 51,007
                                                                                              =============== ==============

     In December of 1996, PRG completed an offering of 6% convertible subordinated debentures (the "Debentures") due in December 2001. The Debentures were convertible at any time after the 60th day following issuance at a conversion price of $25 per share. Interest was payable on June 1 and December
1. The Debentures were not redeemable by the Company until December 1999. The Company incurred approximately $3,321,000 in costs related to the offering, with such amount being amortized over the life of the Debentures and included in other non-current assets at December 31, 1997. However, during 1998, the unamortized balance of these costs was written off.

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

     In addition to the $8,000,000 that was outstanding under its original credit facility, the Company borrowed an additional $4,248,000, bringing total outstanding borrowings under the $14,000,000 facility to $12,248,000 as of December 31, 1997. This $14,000,000 facility expired and was amended again in March of 1998. The amended facility required that the balance outstanding be paid down to $9,500,000 by September 30, 1998, with the remainder to be repaid on December 31, 1998. The Company borrowed an additional $1,751,658 in May 1998 to bring the balance back to $14,000,000. The facility was paid down to $9,500,000 by September 30, 1998. At December 31, 1998, the Company was engaged in restructuring negotiations with the lender pursuant to which the maturity of the note was ultimately extended to February 28, 1999. The note was retired in full in the first quarter of 1999 with proceeds from the sale of various practice assets.

     During 1998, a reserve was established against 1998 long-term debt for subsequent sales of ophthalmology practices and ASCs occurring in 1999. The total amount of these reserves equaled $5,612,000 at December 31, 1998. Reserves for the current portion of long-term debt equaled $2,607,000, while reserves for the long-term portion of long-term debt equaled $3,005,000. There were no reserves for long-term debt at December 31, 1999. However, as previously discussed in Note 1 and Note 4 regarding the reclassification of net assets to "Assets held for disposition," the long-term debt (current and long-term portions) reclassification at December 31, 1999 was $1,683,107 and at December 31, 2000 was $449,980.

  Obligations to Affiliates

     Obligations to affiliates consist of the following as of December 31, 1999 and 2000.

                                          Description                                                 1999           2000
                                          ------------                                            -------------  ------------
                                                                                                              (000's)
Convertible promissory notes payable for affiliate acquisitions, bearing interest
     at 7%, due 1999, principal due at maturity and interest payable semi-annually .............      $5,792         $841
Other obligations to affiliates ................................................................       1,091            -
                                                                                                  -------------  ------------
     Total obligations to affiliates ...........................................................      $6,883         $841
                                                                                                  =============  ============

     Over the course of 1997, the Company issued various promissory notes and convertible promissory notes in partial payment for acquisitions. These notes bearing an interest rate of 7% totaled $841,000 at December 31, 2000, and $5,792,000 at of December 31, 1999. The convertible promissory notes originally were convertible into PRG Common Stock at maturity at the option of the holder at prices ranging from $12.38 to $18.73 per share, however PRG's Common Stock has since been delisted from the NYSE, and there is no readily available market for these shares.

9. COMMITMENTS AND CONTINGENCIES:

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

     In response to the bankruptcy filings, proofs of claim have been filed against the Company and EyeCorp. With respect to those claims that state a specific monetary amount, PRG has identified a number to which is has no objection and which will be allowed by the Bankruptcy Court. Among governmental entities, there is approximately $430,000 to which PRG did not object. Among the ranks of general unsecured creditors, the total amount of proofs of claim that state a specific monetary sum and to which the Company did not object is approximately $135 million. The approximate total of specific monetary amounts asserted by the Eyecare Practices which remain unresolved is approximately $70 million. In addition, there are proofs of claim that contend additional sums are owed. The Company has objected to all of the claims filed by the Eyecare Practices and is pursuing counterclaims against such practices. In the event the Company and Eyecare Practices are unable to resolve their differences by settlement, the Bankruptcy Court has entered a Claims Resolution Methodology that will procedurally govern the disposition of the claims and counterclaims asserted among and between them. Although the Company intends to pursue these claims vigorously, due, in part to their relatively undeveloped state, it cannot be predicted with certainty what their outcome will be or whether the Company will suffer a net benefit of a net loss as a result of these claims and counterclaims.

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

  Long-Term Lease Obligations

     PRG leases medical equipment and office space under non-cancelable operating lease agreements that expire at various dates. At December 31, 2000, minimum annual rental commitments under non-cancelable operating leases with terms in excess of one year are as follows:

       Year                                                     Amount
       ----                                                 --------------
                                                                (000's)
       2001 .............................................   $      3,217
       2002 .............................................          2,822
       2003 .............................................          2,792
       2004 .............................................          2,287
       2005 .............................................          2,016
       Thereafter .......................................          5,871
                                                            --------------
            Total .......................................   $     19,005
                                                            ==============

     Rent expense related to operating leases amounted to approximately $29,539,000, $8,396,000 and $2,429,000 for the years ended December 31, 1998,
1999 and 2000, respectively.

10. STOCKHOLDERS' EQUITY:

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

     On December 15, 2000, the effective date of the Plan, the stock was extinguished. As such, holders of equity interests may not receive or retain any property under the Plan with respect to their holding unless and until all creditors have been paid in full. Currently the Company does not anticipate making any distributions to holders of equity interests.

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

11. INCOME TAX EXPENSE:

     Income tax expense (benefit) for the years ended December 31, 1998, 1999 and 2000 consists of the following:

                         Description                                      1998        1999         2000
                         -----------                                    --------    --------------------
                                                                                      (000's)
Current--
     Federal .........................................................  $ (4,997)         --          --
     State ...........................................................      (714)         --          --
                                                                        --------    --------------------
          Total current ..............................................    (5,711)         --          --
Deferred
     Federal .........................................................   (53,186)    (23,006)     21,485
     State ...........................................................    (7,970)     (3,287)      3,069
                                                                         --------    --------------------
         Total Deferred ..............................................   (61,156)    (26,293)     24,554
         Valuation Allowance .........................................        --      26,293     (24,554)
                                                                        --------    --------------------
         Total income tax expense (benefit) ..........................  $(66,867)   $     --    $     --
                                                                        ========    ====================

     Total income tax expense differed from the amount computed by applying the statutory federal income tax rate to income before income taxes as a result of the following:

                         Description                                      1998        1999         2000
                         -----------                                    --------    --------------------
Computed statutory tax expense (benefit) .............................     (35.0)%     (35.0)%      35.0%
Increase (decrease) in income taxes resulting from--
     State income taxes, net of federal income tax benefit ...........      (2.5)%     (27.8)%       4.7%
     Other nondeductible expenses/ Asset Valuation Losses ............      20.6 %    (160.2)%      27.8%
     Tax-exempt interest income ......................................        --          --          --
     Valuation Allowance .............................................        --       223.0 %     (67.5)%
     Other ...........................................................       0.1 %        --          --
                                                                        --------    --------------------
         Total income tax expense benefit ............................     (16.8)%        --          --
                                                                        ========    ====================

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

                      Description                            1999         2000
                      -----------                          ----------------------
                                                                   (000's)
Current deferred tax assets (liabilities):
     Temporary differences relating to cash-to-accrual
        conversions of the Eyecare Practices ..........    $     (32)   $      --
     Allowance for doubtful accounts ..................          187           --
     Accrued expenses .................................           17           --
     Other book/tax differences .......................           --           --
     Assets held for disposition ......................       25,024       18,304
                                                           ----------------------
        Net current deferred tax assets (liabilities)      $  25,196    $  18,304
                                                           ======================

Non-current deferred tax liabilities:
     Net Operating Loss ...............................    $  34,724    $  40,201
     Assets held for disposition ......................       19,794       12,095
     Property and equipment ...........................         (495)         406
     Intangibles ......................................       24,200        7,859
                                                           ----------------------
        Net non-current deferred tax assets ...........    $  78,223    $  60,561
                                                           ----------------------
        Total Deferred Tax Assets (Liabilities) .......      103,419       78,865
        Valuation Allowance ...........................     (103,419)     (78,865)
                                                           ----------------------
        Net Deferred Tax Assets (Liabilities) .........           --           --
                                                           ======================

         The Company has net operating loss carry forwards of $99,917,000 as of December 31, 2000, respectively, which will begin to expire in year 2018.

12.      EMPLOYEE BENEFIT PLANS:

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

         The Company is in the process of terminating all of these plans. Plan participants, all of whom have been identified, are being reimbursed for vested proceeds and contributions for stock purchases that were not made. The Company recorded no expense associated with these plans for the years ended December 31, 1998, 1999 and 2000.

13.      RELATED-PARTY TRANSACTIONS:

         The Company leases facility space from various partnerships, which include affiliated physicians as partners and trusts in which relatives of the affiliated physicians are named beneficiaries. Rent expense on related-party operating leases amounted to $7,116,000, $7,055,000 and $4,407,000 for the years ended December 31, 1997, 1998 and 1999, respectively. In addition, the Company leases facilities to affiliated physicians. Rent income on related-party operating leases amounted to $1,162,000, $1,034,000 and $676,527 for the years ended December 31, 1998, 1999 and 2000, respectively.

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

         On March 25, 1997, the Company loaned Emmett Moore, the former Chairman of the Board of Directors and Chief Executive Officer, $2,225,000 to purchase 200,000 Series B shares. The principal balance is not subject to recourse, but the interest is subject to recourse. The note evidencing the loan is secured by the Series B shares that were purchased. The note bears interest at the rate of 6.42% per annum. As of December 31, 1998, the outstanding principal and interest of $2,477,272 was reserved as a component of the total 1998 asset valuation loss of $47,857,000. See Note 10 for additional information.

         During the course of the Company's 1998 review of its due from affiliates balance (see Note 5), allowances were provided with respect receivables from Eyecare Practices where three of the Company's former board members are practitioners.

         From January of 1998 and continuing through February 1999, the Company paid guaranty fees to Lucius Burch, a member of the Board of Directors, in the aggregate amount of $752,258 (see Note 9).

         From January 1998 and continuing through February 1999, the Company paid Dr. David Meyer, a member of the Board of Directors and an owner of an Eyecare Practice that was party to an MSA with PRG, guaranty fees in the amount of $785,774 (see Note 9).

         During 1999, Dr. David Meyer, the Chairman of the Board of Directors, borrowed $982,000 from the Company, which at December 31, 1999 was recorded as a current receivable and was unsecured. There was no loan agreement to evidence the receivable balance. Interest was not accrued on the receivable balance. The amount was paid back in January of 2000.