Form 10-Q
period 2001-03-31
PHYSICIANS RESOURCE GROUP INC
filed 2001-11-14
CIK 944402

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period ended March 31, 2001
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________ to _________

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                             Yes     X    No
                                   -----      -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             Class                              Outstanding at November 7, 2001
   ----------------------------                 -------------------------------
   Common Stock, $.01 par value                       29,993,335 shares (1)

(1) Solely represents the right to receive distributions, if any, under the Registrant's Plan of Reorganization after creditors' claims have been satisfied in full.

               PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

            FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


                                     INDEX

PART I.   Financial Information
          ---------------------

                                                               Page
                                                               ----
Item 1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

         Balance Sheets as of March 31, 2001 (unaudited)
         and December 31, 2000 (audited)......................  1

         Statements of Operations for the three months
         ended March 31, 2001 and March 31, 2000 (unaudited)..  2

         Statements of Cash Flows for the three months
         ended March 31, 2001 and March 31, 2000 (unaudited)..  3

         Condensed Notes to Financial Statements (unaudited)..  4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................  5

PART II. Other Information
         -----------------


Item 1.  Legal Proceedings....................................   7

Item 6.  Exhibits and Reports on Form 8-K.....................   7


SIGNATURES....................................................   8
----------

               PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                          (000's, Except Share Data)

                                                                                           March 31,               December 31,
                              ASSETS                                                         2001                      2000
                              ------                                                       --------                  ---------
                                                                                         (Unaudited)                 (Audited)
CURRENT ASSETS:
  Cash and cash equivalents                                                                $  16,656                 $  23,330
  Income tax receivable                                                                            8                         8
  Prepaid expenses and other                                                                     908                       932
  Assets held for disposition, net                                                            11,386                    14,073
                                                                                          ----------                ----------
     Total current assets                                                                     28,958                    38,343

PROPERTY AND EQUIPMENT, net                                                                      474                       604
OTHER NONCURRENT ASSETS, net                                                                     106                       106
                                                                                          ----------                ----------

     Total assets                                                                          $  29,538                 $  39,053
                                                                                           =========                 =========

            LIABILITIES AND STOCKHOLDERS' DEFICIT
            -------------------------------------

CURRENT LIABILITIES:
  Current portion of long-term debt (includes obligations to affiliates)                   $  39,887                 $  51,007
  Due to affiliates                                                                           15,783                    13,703
  Accounts payable and accrued expenses                                                        5,154                     7,356
                                                                                          ----------                ----------

     Total current liabilities                                                                60,824                    72,066

OTHER LONG-TERM LIABILITIES                                                                    1,105                     1,101
                                                                                          ----------                ----------

     Total liabilities                                                                        61,929                    73,167
                                                                                          ----------                ----------
STOCKHOLDERS' DEFICIT:
  Common stock, $.01 par value, 100,000,000 shares authorized,
     29,993,335 issued                                                                           309                       309
  Convertible preferred stock, $.01 par value, 10,000,000 shares authorized,
     200,000  shares issued                                                                        2                         2

  Additional paid-in capital                                                                 291,995                   291,995
  Accumulated deficit                                                                       (320,667)                 (322,390)
  Treasury stock, at cost, 327,301 shares                                                     (4,030)                   (4,030)
                                                                                          ----------                ----------
     Total stockholders' deficit                                                             (32,391)                  (34,114)
                                                                                          ----------                ----------

     Total liabilities and stockholders' deficit                                           $  29,538                 $  39,053
                                                                                           =========                 =========

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

               PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                          (000's, Except Share Data)


                                                                                                         Three Months
                                                                                                        Ended March 31,
                                                                                             -----------------------------------
                                                                                                  2001                 2000
                                                                                             -------------        --------------
                                                                                                          (Unaudited)
REVENUES:
     Medical services                                                                              3,513                9,458
     Other                                                                                           313                  851
                                                                                             -------------        -------------
          Total revenues                                                                           3,826               10,309
                                                                                             -------------        -------------

COSTS AND EXPENSES:
     Salaries, wages and benefits                                                                  1,702                3,578
     Pharmaceuticals and supplies                                                                    967                2,138
     General and administrative                                                                    2,341                9,430
     Depreciation and amortization                                                                   449                1,523
     Interest expense, net                                                                            --                  764
     Interest income, net                                                                           (344)                (745)
     Patent litigation defense costs                                                                  --                  166
     Gain on sale of assets                                                                       (3,012)              (4,106)
                                                                                             -------------        -------------
          Total costs and expenses                                                                 2,103               12,748
                                                                                             -------------        -------------

INCOME (LOSS) BEFORE INCOME TAXES                                                                  1,723               (2,439)
                                                                                             -------------        -------------
NET INCOME (LOSS)                                                                            $     1,723          $    (2,439)
                                                                                             =============        =============


NET INCOME (LOSS) PER BASIC AND DILUTED COMMON SHARE                                         $      0.06          $     (0.08)
                                                                                             =============        =============

     WEIGHTED AVERAGE NUMBER OF COMMON SHARES ISSUED                                          29,993,335           29,993,335
                                                                                             =============        =============


             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

               PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                    (000's)

                                                                                                         Three Months
                                                                                                        Ended March 31,
                                                                                                ---------------------------------
                                                                                                    2001               2000
                                                                                                --------------     --------------
                                                                                                           (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)..........................................................................     $        1,723     $      (2,439)
 Adjustments to reconcile net income (loss) to net cash provided by (used in) --
   Depreciation and amortization............................................................                449             1,523
   Change in assets and liabilities, net of effects of acquisitions and disassociations --
    Assets held for disposition, net........................................................              2,687             3,741
    Accounts payable and accrued expenses...................................................             (2,201)            1,491
    Other liabilities, due to affiliates, long-term debt....................................              2,080             6,315
    Property and equipment, net.............................................................                (83)             (265)
    Intangible assets, net..................................................................               (236)             (630)
    Prepaid expenses and other..............................................................                 24               375
                                                                                                 ---------------    --------------
     Net cash provided by operating activities..............................................              4,443            10,111
                                                                                                 ---------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments and settlements on long-term debt.................................................            (10,821)               (1)
 Repayments on obligations to affiliates....................................................               (296)           (3,527)
                                                                                                 ---------------   ---------------
     Net cash used in financing activities..................................................            (11,117)           (3,528)
                                                                                                 ---------------   ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........................................             (6,674)            6,583
CASH AND CASH EQUIVALENTS, beginning of period..............................................             23,330            43,315
                                                                                                 ---------------   ---------------
CASH AND CASH EQUIVALENTS, end of period....................................................     $       16,656    $       49,898
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

               PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   BASIS OF PRESENTATION

     The interim consolidated condensed financial statements of Physicians Resource Group, Inc. and subsidiaries ("PRG" or the "Company") included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 which was filed on November 6, 2001. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly the Company's results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

2.   FINANCIAL CONDITION AND GOING CONCERN

     The accompanying consolidated financial statements have been prepared on the going concern basis of accounting. As the Plan contemplates the ultimate liquidation of the Company as such, the Company will not continue as a going concern and the recoverability of the carrying amounts of its assets is uncertain.

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

     The Company has continued to experience further losses and negative cash flow from operations (excluding cash generated from disposition of asset) in 2001 and no assurance can be given that the Company's existing cash, cash flow from operations, income tax refunds and cash generated from practice disassociations or other asset dispositions will be sufficient to allow the Company to meet its planned obligations as they become due.

     Management's plans are to execute The Plan provisions confirmed by court order on December 1, 2000 with an effective date of December 15, 2000. The Plan is a liquidating plan and does not contemplate the financial rehabilitation of the Company or the continuation of their businesses, except with respect to any physicians and Eyecare Practices who cure their contractual defaults and request that the Company recommence providing management services and ownership interest in any ambulatory surgery centers ("ASCs") that the Company continues to own and operate. Many of the Company's assets have been or are in the process of being liquidated, and the Plan contemplates that the remaining assets will be liquidated. Funds generated from the liquidation of assets will be paid to creditors as set forth in the Plan. Holders of equity interest will not receive or retain any property under the Plan with respect to their holdings unless and until all creditors have been paid in full.


3.   COMMITMENTS AND CONTINGENCIES

     The Company and certain of its officers and directors have been named in six class action lawsuits, all pending in the U.S. District Court for the Northern District of Texas. These class action lawsuits make various allegations of

               PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES


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

     On December 1, 2000, the Bankruptcy Court entered an order confirming the Plan. The effective date of the Plan was December 15, 2000. In accordance with the Plan, during the three months ended March 31, 2001, the Company made distributions to unsecured creditors totaling approximately $12 million. Currently the Company does not anticipate any distributions to holders of equity interests.

     As a result of confirmation of the Plan, comparison of amounts to prior periods may not be meaningful to the reader of the accompanying financial statements.

               PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES


Results of Operations

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

  Revenues

     Revenues were $3,826,000 for the quarter ended March 31, 2001 compared to $10,309,000 for the quarter ended March 31, 2000, a decrease of $6,483,000 or 62.9%. The primary reason for the decrease was the significant number of Eyecare practices and ASCs that consummated Buyouts during 2000 and 2001. No revenues have been recognized for the non-reporting Eyecare Practices.


  Costs and Expenses

     Costs and expenses were $2,103,000 for the quarter ended March 31, 2001 versus $12,748,000 for the comparable period in 2000. This significant decrease of $10,645,000 was primarily due to the number of consummated Buyouts in 2000 and 2001.

     Salaries, Wages and Benefits. Salaries, wages and benefits were $1,702,000 for the quarter ended March 31, 2001 compared to $3,578,000 for the quarter ended March 31, 2000, a decrease of $1,876,000 or 52.4%. The decrease is primarily attributable to the resignation of employees who returned to work for Eyecare Practices, which either consummated Buyouts during 2000 and 2001 or unilaterally purported to terminate their relationship with PRG. As a percentage of revenues, salaries, wages and benefits increased from 34.7% of revenues in 2000 to 44.5% of revenues in the quarters ended March 31, 2000 and 2001, respectively.

     Pharmaceutical and Supplies. Expenses for pharmaceuticals and supplies were $967,000 for the quarter ended March 31, 2001 compared to $2,138,000 for the quarter ended March 31, 2000, a decrease of $1,171,000 or 54.8%. Expenses continued to decrease in 2000 and 2001 as a result of Buyouts in 2000 and 2001. Pharmaceuticals and supplies as a percent of revenues did not change significantly between the quarters ended March 31, 2001 (25.3%) and 2000 (20.7%) because revenues decreased correspondingly with bought-out and non-paying practices.

     General and Administrative. General and administrative expenses were $2,341,000 for the quarter ended March 31, 2001 compared to $9,430,000 for the quarter ended March 31, 2000, a decrease of $7,089,000 or 75.2%. The decrease in general and administrative expenses as a percent of revenues between the quarters ended March 31, 2000 (91.5%) and 2001 (61.1%) was due to a reduction in revenues and related expenses for a significant number of Eyecare practices consummating buyouts. Legal expenses related to the bankruptcy filings and consummation of numerous sales transactions increased during 2001.

     Depreciation and Amortization. Depreciation and amortization expenses were $449,000 for the quarter ended March 31, 2001 compared to $1,523,000 for the quarter ended March 31, 2000, a decrease of $1,074,000 or 70.5%. The decrease is due to the ongoing liquidation of assets during 2000 and 2001.

     Interest Expense. Interest expense was $0 for the quarter ended March 31, 2001 compared $764,000 for the quarter ended March 31, 2000, a decrease of $764,000. In accordance with the provisions of the U.S. Bankruptcy Code, interest on pre-petition indebtedness stops accruing at the time a voluntary petition is filed. This abatement of interest precipitated a substantial decrease in interest expense from 2000 to 2001.

     Interest Income. Interest income was $344,000 for the quarter ended March 31, 2001 compared to $745,000 for the quarter ended March 31, 2000, a decrease of $401,000. The large decrease is due to reduced cash balances held by the Company pursuant to distributions to unsecured creditors in accordance with the Plan, which left smaller balances available for investing.

     Patent Litigation Defense Costs. Patent litigation defense costs were $0 for the quarter ended March 31, 2001 as compared to $166,000 for the quarter ended March 31, 2000. The decrease is attributable to the completion of the

               PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES


Company's defense of the patent litigation process in 2000. This litigation resulted in a favorable settlement for the Company in May of 2000.

     Gain on Sale of Assets. During the three months ended March 31, 2001, PRG consummated five Buyouts with Eyecare practices and sold certain interests in two surgery centers at a gain of $3,012,000. The gain occurred for those practices sold in 2001 that were previously identified as fully impaired at year end 1998.


Liquidity and Capital Resources

  Cash, Working Capital and Debt

     As of December 31, 2000, cash was $23,330,000 and the working capital deficit was $33,723,000. The working capital deficit was caused primarily by the Debentures being classified as current liabilities.

     As of March 31, 2001, cash had decreased to $16,656,000 and working capital had increased to a deficit of $31,866,000. The decrease in cash was primarily attributable to the reduction of debt. Working capital as compared to December 31, 2000 improved due to the reduction of outstanding debt and accounts payable. Overall indebtedness both short and long term had decreased to $39,887,000 due to debt paid off or retired in connection with sale of practices in 2001 and 2000.

     For the quarter ended March 31, 2001, PRG made distributions to unsecured creditors with a combined total of approximately $12 million.

     Liquidity

     PRG and EyeCorp filed the Bankruptcy Plan on October 13, 2000. The Plan is a liquidating plan as it does not contemplate the financial rehabilitation of the Company or the continuation of their businesses (except with respect to any physicians and practices who cure their contractual defaults and request that the debtors recommence providing management services). Many of the Company's assets have been or are in the process of being liquidated, and the Plan contemplates that the remaining assets will be liquidated.


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          None.


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibit
     Number                        Description
     ------                        -----------

     None.

(b)  Reports on Form 8-K

     (1)  None.

               PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              Physicians Resource Group, Inc.




Dated: November 14, 2001      By:       /s/ Michael Yeary
                                   ---------------------------------------------
                                        Michael Yeary
                                        Director and Chief Restructuring Officer
                                        (Principal Executive Officer)

Dated: November 14, 2001      By:       /s/ Karen Nicolaou
                                   ---------------------------------------------
                                        Karen Nicolaou
                                        Controller and Director of Claims
                                        Resolution (Principal Accounting and
                                        Financial Officer)