Form 10-Q
period 2001-06-30
PHYSICIANS RESOURCE GROUP INC
filed 2001-11-14
CIK 944402

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

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

                             Yes  X    No
                                 ---      ---

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                             Yes  X    No
                                 ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


                      Class                    Outstanding at November 7, 2001
         ------------------------------       ---------------------------------
          Common Stock, $.01 par value                 29,993,335 shares (1)

(1) Solely represents the right to receive distributions, if any, under the Registrant's Plan of Reorganization after creditors' claims have been satisfied in full.

               PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

            FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


                                     INDEX

PART I.   Financial Information
          ---------------------
                                                              Page
                                                              ----

Item 1.   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

          Balance Sheets as of June 30, 2001 (unaudited)
          and December 31, 2000 (audited)......................  1

          Statements of Operations for the six months
          ended June 30, 2001 and June 30, 2000 (unaudited)....  2

          Statements of Cash Flows for the six months
          ended June 30, 2001 and June 30, 2000 (unaudited)....  3

          Condensed Notes to Financial Statements (unaudited)..  4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..................  5

PART II.  Other Information
          -----------------


Item 1.   Legal Proceedings....................................  8

Item 6.   Exhibits and Reports on Form 8-K.....................  8


SIGNATURES.....................................................  9
----------

               PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                          (000's, Except Share Data)

                                                                                       June 30,                 December 31,
                                ASSETS                                                   2001                      2000
                                ------                                            ------------------        ------------------
                                                                                      (Unaudited)                (Audited)
CURRENT ASSETS:
  Cash and cash equivalents                                                                $  15,830                 $  23,330
  Income tax receivable                                                                            8                         8
  Prepaid expenses and other                                                                     923                       932
  Assets held for disposition, net                                                             7,886                    14,073
                                                                                  ------------------        ------------------
     Total current assets                                                                     24,647                    38,343

PROPERTY AND EQUIPMENT, net                                                                      184                       604
OTHER NONCURRENT ASSETS, net                                                                      86                       106
                                                                                  ------------------        ------------------
     Total assets                                                                          $  24,917                 $  39,053
                                                                                  ==================        ==================

               LIABILITIES AND STOCKHOLDERS' DEFICIT
               -------------------------------------

CURRENT LIABILITIES:
  Current portion of long-term debt (includes obligations to affiliates)                   $  36,139                 $  51,007
  Due to affiliates                                                                           16,637                    13,703
  Accounts payable and accrued expenses                                                        4,257                     7,356
                                                                                  ------------------        ------------------
     Total current liabilities                                                                57,033                    72,066

OTHER LONG-TERM LIABILITIES                                                                    1,123                     1,101
                                                                                  ------------------        ------------------
     Total liabilities                                                                        58,156                    73,167
                                                                                  ------------------        ------------------

STOCKHOLDERS' DEFICIT:
  Common stock, $.01 par value, 100,000,000 shares authorized,
     29,993,335 issued                                                                           309                       309
  Convertible preferred stock, $.01 par value, 10,000,000 shares authorized,
     200,000 shares issued                                                                         2                         2

  Additional paid-in capital                                                                 291,995                   291,995
  Accumulated deficit                                                                       (321,515)                 (322,390)
  Treasury stock, at cost, 327,301 shares                                                     (4,030)                   (4,030)
                                                                                  ------------------        ------------------
     Total stockholders' deficit                                                             (33,239)                  (34,114)
                                                                                  ------------------        ------------------

     Total liabilities and stockholders' deficit                                           $  24,917                 $  39,053
                                                                                  ==================        ==================


  The accompanying notes are an integral part of these condensed consolidated financial statements.

               PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                          (000's, Except Share Data)


                                                              Three Months                   Six Months
                                                             Ended June 30,                Ended June 30,
                                                       -------------------------     -------------------------
                                                           2001           2000           2001          2000
                                                       -----------    -----------    -----------    ----------
                                                              (Unaudited)                    (Unaudited)

REVENUES:
     Medical services                                        2,187          9,152           5,700        18,610
     Other                                                     237          6,346             550         7,198
                                                       -----------    -----------    ------------   -----------
           Total revenues                                    2,424         15,498           6,250        25,808
                                                       -----------    -----------    ------------   -----------


COSTS AND EXPENSES:
        Salaries, wages and benefits                         1,145          2,863           2,848         6,441
        Pharmaceuticals and supplies                           605          2,169           1,571         4,307
        General and administrative                           1,815          5,862           4,156        15,292
        Depreciation and amortization                          234          1,027             683         2,550
        Interest expense, net                                   --             --              --           728
        Interest income , net                                 (132)          (994)           (476)       (1,703)
        Patent litigation defense costs                         --            348              --           514
        Gain on sale of assets                                (395)        (5,065)         (3,407)       (9,170)
                                                       -----------    -----------    -----------    ----------
           Total costs and expenses                          3,272          6,210           5,375        18,959
                                                       -----------    -----------    ------------   -----------

NET INCOME                                             $      (848)   $     9,288    $        875   $     6,849
                                                       ===========    ===========    ============   ===========


NET INCOME PER BASIC AND DILUTED COMMON SHARES         $     (0.03)   $      0.31    $       0.03   $      0.23
                                                       ===========    ===========    ============   ===========


WEIGHTED AVERAGE NUMBER OF COMMON SHARES ISSUED         29,993,335     29,993,335      29,993,335    29,993,335
                                                       ===========    ===========     ===========   ===========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

               PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                    (000's)

                                                                                                  Six Months
                                                                                                Ended June 30,
                                                                                     ---------------------------------
                                                                                          2001               2000
                                                                                     --------------     --------------
                                                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income..........................................................................      $    875            $ 6,849
 Adjustments to reconcile net income (loss) to net cash provided by (used in) --
  Depreciation and amortization......................................................           683              2,550
  Change in assets and liabilities, net of effects of acquisitions and disassociations --
    Assets held for disposition, net.................................................         6,187              6,013
    Accounts payable and accrued expenses............................................        (3,098)             2,172
    Other liabilities, due to affiliates, long-term debt.............................         2,935              5,305
    Property and equipment, net......................................................            36               (542)
    Intangible assets, net...........................................................          (299)              (508)
    Prepaid expenses and other.......................................................            29                375
                                                                                     --------------     --------------
     Net cash provided by operating activities.......................................         7,348             22,214
                                                                                     --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment, net of effects of acquisitions.................            --                (27)
                                                                                     --------------     --------------
     Net cash used in financing activities...........................................            --                (27)
                                                                                     --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments and settlements on long-term debt..........................................       (14,568)                (1)
 Repayments on obligations to affiliates.............................................          (280)            (5,334)
                                                                                     --------------     --------------
     Net cash used in financing activities...........................................       (14,848)            (5,335)
                                                                                     --------------     --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.................................        (7,500)            16,852
CASH AND CASH EQUIVALENTS, beginning of period.......................................        23,330             43,315
                                                                                     --------------     --------------
CASH AND CASH EQUIVALENTS, end of period.............................................      $ 15,830            $60,167
                                                                                     ==============     ==============


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

     The Company has continued to experience further losses and negative cash flow from operations (excluding cash generated from disposition of assets) in 2001 and no assurance can be given that the Company's existing cash, cash flow from operations, income tax refunds and cash generated from practice disassociations or other asset dispositions will be sufficient to allow the Company to meet its planned obligations as they become due.

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

     On December 1, 2000, the Bankruptcy Court entered an order confirming the Plan. The effective date of the Plan was December 15, 2000. In accordance with the Plan, during the three months ended June 30, the Company made distributions to unsecured creditors totaling approximately $12 million. Currently the Company does not anticipate any distributions to holders of equity interests.

     As a result of confirmation of the Plan, comparison of amounts to prior periods may not be meaningful to the reader of the accompanying financial statements.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

  Revenues

     Revenues were $2,424,000 for the quarter ended June 30, 2001 compared to $15,498,000 for the quarter ended June 30, 2000, a decrease of $13,074,000 or 84.4%. The primary reason for the decrease was the significant number of Eyecare practices and ASCs that consummated Buyouts during 2000 and 2001. No revenues have been recognized for the non-reporting Eyecare Practices.

  Costs and Expenses

     Costs and expenses were $3,272,000 for the quarter ended June 30, 2001 versus $6,210,000 for the comparable period in 2000. This decrease of $2,938,000 was primarily due to the number of consummated Buyouts in 2000 and 2001.

     Salaries, Wages and Benefits. Salaries, wages and benefits were $1,145,000 for the quarter ended June 30, 2001 compared to $2,863,000 for the quarter ended June 30, 2000, a decrease of $1,718,000 or 60.0%. The decrease is primarily attributable to the resignation of employees who returned to work for Eyecare Practices, which either consummated Buyouts during 2000 and 2001 or unilaterally purported to terminate their relationship with PRG. As a percentage of revenues, salaries, wages and benefits increased from 18.5% of revenues in 2000 to 47.2% of revenues in the quarters ended June 30, 2000 and 2001, respectively.

     Pharmaceutical and Supplies.   Expenses for pharmaceuticals and supplies
were $605,000 for the quarter ended June 30, 2001 compared to $2,169,000 for the quarter ended June 30, 2000, a decrease of $1,564,000 or 72.1%. Expenses continued to decrease in 2000 and 2001 as a result of Buyouts in 2000 and 2001. As a percentage of revenues, pharmaceuticals and supplies increased from 14.0% for the three months ended June 30,2000 to 24.9% of revenues for the same period in 2001.

     General and Administrative. General and administrative expenses were $1,815,000 for the quarter ended June 30, 2001 compared to $5,862,000 for the
quarter ended June 30, 2000, a decrease of $4,047,000 or 69.0%.   The increase
in general and administrative expenses as a percent of revenues between the quarters ended March 31, 2000 (37.8%) and 2001 (74.9%) was due to a reduction in revenues for a significant number of Eyecare practices consummating buyouts. Legal expenses related to the bankruptcy filings and consummation of numerous sales transactions increased during 2001.

     Depreciation and Amortization.   Depreciation and amortization expenses
were $234,000 for the quarter ended June 30, 2001 compared to $1,027,000 for the quarter ended June 30, 2000, a decrease of $793,000 or 77.2%. The decrease is due to the ongoing liquidation of assets during 2000 and 2001.

     Interest Income. Interest income was $132,000 for the quarter ended June 30, 2001 compared to $994,000 for the quarter ended June 30, 2000, a decrease of $862,000. The large decrease is due to reduced cash balances held by the Company pursuant to distributions to unsecured creditors in accordance with the Plan, which left smaller balances available for investing.

     Patent Litigation Defense Costs. Patent litigation defense costs were $0 for the quarter ended June 30, 2001 as compared to $348,000 for the quarter ended June 30, 2000. The decrease is attributable to the completion of the Company's defense of the patent litigation process in 2000. This litigation resulted in a favorable settlement for the Company in May of 2000.

     Gain on Sale of Assets. During the three months ended June 30, 2001, PRG consummated six Buyouts with Eyecare practices at a gain of $395,000. The gain occurred for those practices sold in 2001 that were previously identified as fully impaired at year end 1998.



COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

  Revenues

     Revenues were $6,250,000 for the six months ended June 30, 2001 compared to $25,808,000 for the six months ended June 30, 2000, a decrease of $19,558,000 or 75.8%. The primary reason for the decrease was the significant number of Eyecare practices and ASCs that consummated Buyouts during 2000 and 2001. No revenues have been recognized for the non-reporting Eyecare Practices.


  Costs and Expenses

     Costs and expenses were $5,375,000 for the six months ended June 30, 2001 versus $18,959,000 for the comparable period in 2000. This significant decrease of $13,584,000 was primarily due to the number of consummated Buyouts in 2000 and 2001.

     Salaries, Wages and Benefits. Salaries, wages and benefits were $2,848,000 for the six months ended June 30, 2001 compared to $6,441,000 for the six months ended June 30, 2000, a decrease of $3,594,000 or 55.8%. The decrease is primarily attributable to the resignation of employees who returned to work for Eyecare Practices, which either consummated Buyouts during 2000 and 2001 or unilaterally purported to terminate their relationship with PRG. As a percentage of revenues, salaries, wages and benefits increased from 25.0% of revenues for the six months ended June 30, 2000 to 45.6% of revenues for the same period in 2001.

     Pharmaceutical and Supplies.   Expenses for pharmaceuticals and supplies
were $1,571,000 for six months ended June 30, 2001 compared to $4,307,000 for the six months ended June 30, 2000, a decrease of $2,736,000 or 63.5%. Expenses continued to decrease in 2000 and 2001 as a result of Buyouts in 2000 and 2001. As a percentage of revenues, pharmaceuticals and supplies increased from 16.7% of revenues for the six months ended June 30, 2000 to 25.1% of revenues for the same period in 2001.

     General and Administrative. General and administrative expenses were $4,156,000 for six months ended June 30, 2001 compared to $15,292,000 for the
six months ended June 30, 2000, a decrease of $11,136,000 or 72.9%.   The
increase in general and administrative expenses as a percent of revenues between 2000 (59.3%) and 2001 (66.5%) was due to a reduction in revenues for a significant number of Eyecare practices consummating buyouts. Legal expenses related to the bankruptcy filings and consummation of numerous sales transactions increased during 2001.

     Depreciation and Amortization.   Depreciation and amortization expenses
were $683,000 for six months ended June 30, 2001 compared to $2,550,000 for the six months ended June 30, 2000, a decrease of $1,867,000 or 73.2%. The decrease is due to the ongoing liquidation of assets during 2000 and 2001.

     Interest Expense.   Interest expense was $0 for the six months ended June
30, 2001 compared $728,000 for the six months ended June 30, 2000, a decrease of $728,000. In accordance with the provisions of the U.S. Bankruptcy Code, interest on pre-petition indebtedness stops accruing at the time a voluntary petition is filed. This abatement of interest precipitated a substantial decrease in interest expense from 2000 to 2001.

     Interest Income. Interest income was $476,000 for the six months ended June 30, 2001 compared to $1,703,000 for the six months ended June 30, 2000, a decrease of $1,227,000. The large decrease is due to reduced cash balances held by the Company pursuant to distributions to unsecured creditors in accordance with the Plan, which left smaller balances available for investing.

     Patent Litigation Defense Costs. Patent litigation defense costs were $0 for six months ended June 30, 2001 as compared to $514,000 for the six months ended June 30, 2000. The decrease is attributable to the completion of the Company's defense of the patent litigation process in 2000. This litigation resulted in a favorable settlement for the Company in May of 2000.

     Gain on Sale of Assets. During the six months ended June 30, 2001, PRG consummated eleven Buyouts with Eyecare practices and sold certain interests in two surgery centers at a gain of $3,407,000. The gain occurred for those practices sold in 2001 that were previously identified as fully impaired at year end 1998.

LIQUIDITY AND CAPITAL RESOURCES

  Cash, Working Capital and Debt

     As of December 31, 2000, cash was $23,330,000 and the working capital deficit was $33,723,000. The working capital deficit was caused primarily by the Debentures being classified as current liabilities.

     As of June 30, 2001, cash had decreased to $15,830,000 and working capital had increased to a deficit of $32,386,000. The decrease in cash was primarily attributable to the reduction of debt. Working capital as compared to December 31, 2000 improved due to the reduction of outstanding debt and accounts payable. Overall indebtedness both short and long term had decreased to $36,139,000 due to debt paid off or retired in connection with sale of practices in 2001 and 2000.


    For the quarter ended June 30, 2001, PRG made distributions to unsecured creditors with a combined total of $4 million.

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


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit
     Number                                       Description
     ------                                       -----------

     None.

(b)  Reports on Form 8-K

     (1) On May 11, 2001, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K that included as exhibits the quarterly operating reports and quarterly bank reconcilements for the quarter ended March 31, 2001 for each of the Company and its wholly-owned subsidiary, EyeCorp, Inc. that were filed with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, Case No. 00-30748-RCM. The Form 8-K also included information regarding the Company's distributions to unsecured creditors during the quarter ended March 31, 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              PHYSICIANS RESOURCE GROUP, INC.




Dated: November 14, 2001      By:   /s/ Michael Yeary
                                  --------------------------------------------
                                    Michael Yeary
                                    Director and Chief Restructuring Officer
                                    (Principal Executive Officer)

Dated: November 14, 2001      By:   /s/ Karen Nicolaou
                                  --------------------------------------------
                                    Karen Nicolaou
                                    Controller and Director of Claims Resolution
                                    (Principal Accounting and Financial Officer)