Form 10-Q
period 2001-09-30
PHYSICIANS RESOURCE GROUP INC
filed 2001-11-14
CIK 944402

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

                                      OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________

                          Commission File No. 1-13778

                        PHYSICIANS RESOURCE GROUP, INC.
            (Exact name of registrant as specified in its charter)


            Delaware                                           76-0456864
  (State or other jurisdiction                             (I.R.S. Employer
 of incorporation or organization)                         Identification No.)

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

                             Yes     X    No
                                   -----       ----

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                             Yes     X    No
                                   -----       ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

              Class                           Outstanding at November 7, 2001
      ----------------------------            -------------------------------
      Common Stock, $.01 par value                  29,993,335 shares (1)

(1) Solely represents the right to receive distributions, if any, under the Registrant's Plan of Reorganization after creditors' claims have been satisfied in full.

               PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

          FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


                                     INDEX

                                                                                                        Page
                                                                                                        ----
PART I.           Financial Information
                  ---------------------

Item 1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

         Balance Sheets as of September 30, 2001 (unaudited)
         and December 31, 2000 (audited)................................................................  1

         Statements of Operations for the three months and nine months ended September 30, 2001 and September 30, 2000 (unaudited)....................................  2

         Statements of Cash Flows for the nine months
         ended September 30, 2001 and September 30, 2000 (unaudited)....................................  3

         Condensed Notes to Financial Statements (unaudited)............................................  4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................................................  5

PART II.          Other Information
                  -----------------

Item 1.  Legal Proceedings..............................................................................  8

Item 6.  Exhibits and Reports on Form 8-K...............................................................  8

SIGNATURES..............................................................................................  9
----------

               PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                          (000's, Except Share Data)

                                                                                    September 30,              December 31,
                                                                                        2001                       2000
                                     ASSETS                                       ------------------        ------------------
                                     ------                                           (Unaudited)             (Audited)


CURRENT ASSETS:
  Cash and cash equivalents                                                                $  14,770                 $  23,330
  Income tax receivable                                                                            8                         8
  Prepaid expenses and other                                                                     899                       932
  Assets held for disposition, net                                                             6,322                    14,073
                                                                                  ------------------        ------------------
     Total current assets                                                                     21,999                    38,343

PROPERTY AND EQUIPMENT, net                                                                      119                       604
OTHER NONCURRENT ASSETS, net                                                                      21                       106
                                                                                  ------------------        ------------------
     Total assets                                                                          $  22,139                 $  39,053
                                                                                  ==================        ==================

                LIABILITIES AND STOCKHOLDERS' DEFICIT
                -------------------------------------

CURRENT LIABILITIES:
  Current portion of long-term debt (includes obligations to affiliates)                   $  34,968                 $  51,007
  Due to affiliates                                                                           14,380                    13,703
  Accounts payable and accrued expenses                                                        4,037                     7,356
                                                                                  ------------------        ------------------
      Total current liabilities                                                               53,385                    72,066

OTHER LONG-TERM LIABILITIES                                                                    1,121                     1,101
                                                                                  ------------------        ------------------
     Total liabilities                                                                        54,506                    73,167
                                                                                  ------------------        ------------------

STOCKHOLDERS' DEFICIT:
  Common stock, $.01 par value, 100,000,000 shares authorized,
     29,993,335 issued                                                                           309                       309
  Convertible preferred stock, $.01 par value, 10,000,000 shares authorized,
     200,000  shares issued                                                                        2                         2
  Additional paid-in capital                                                                 291,995                   291,995
  Accumulated deficit                                                                       (320,643)                 (322,390)
  Treasury stock, at cost, 327,301 shares                                                     (4,030)                   (4,030)
                                                                                  ------------------        ------------------
     Total stockholders' deficit                                                             (32,367)                  (34,114)
                                                                                  ------------------        ------------------
     Total liabilities and stockholders' deficit                                           $  22,139                 $  39,053
                                                                                  ==================        ==================


  The accompanying notes are an integral part of these condensed consolidated financial statements.

               PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                          (000's, Except Share Data)


                                                                 Three Months                               Nine Months
                                                              Ended September 30,                        Ended September 30,
                                                      -----------------------------------          --------------------------------
                                                          2001                  2000                  2001                 2000
                                                      ------------           ------------          ------------        ------------
                                                                  (Unaudited)                                (Unaudited)
REVENUES:
     Medical services                                        1,241                  5,683                 6,941              24,293
     Other                                                      66                  2,414                   617               9,612
                                                      ------------           ------------          ------------        ------------
          Total revenues                                     1,307                  8,097                 7,558              33,905
                                                      ------------           ------------          ------------        ------------

COSTS AND EXPENSES:
     Salaries, wages and benefits                            1,109                  2,447                 3,957               8,888
     Pharmaceuticals and supplies                              321                  1,429                 1,892               5,736
     General and administrative                              1,392                  5,436                 5,549              20,728
     Depreciation and amortization                             168                    516                   851               3,066
     Interest expense, net                                      --                     --                    --                 728
     Interest income, net                                     (129)                (1,372)                 (605)             (3,075)
     Patent litigation defense costs                            --                     41                    --                 555
     Gain on sale of assets                                 (2,426)               (10,453)               (5,833)            (19,623)
          Total costs and expenses                             435                 (1,956)                5,811              17,003
                                                      ------------           ------------          ------------        ------------
NET INCOME                                            $        872           $     10,053          $      1,747        $     16,902
                                                      ============           ============          ============        ============

NET INCOME PER BASIC AND DILUTED COMMON SHARES        $       0.03           $       0.34          $       0.06        $       0.56
                                                      ============           ============          ============        ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES ISSUED         29,993,335             29,993,335            29,993,335          29,993,335
                                                      ============           ============          ============        ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               PHYSICIANS RESOURCE GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                    (000's)

                                                                                                 Nine Months
                                                                                             Ended September 30,
                                                                                     ---------------------------------
                                                                                          2001               2000
                                                                                     --------------     --------------
                                                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income..........................................................................      $  1,747           $ 16,902
 Adjustments to reconcile net income (loss) to net cash provided by (used in) --
  Depreciation and amortization......................................................           851              3,066
  Change in assets and liabilities, net of effects of acquisitions and disassociations --
    Assets held for disposition, net.................................................         7,752             18,606
    Accounts payable and accrued expenses............................................        (3,319)             2,817
    Other liabilities, due to affiliates, long-term debt.............................           697              3,955
    Property and equipment, net......................................................            (9)              (655)
    Intangible assets, net...........................................................          (357)             1,652
    Prepaid expenses and other.......................................................            98                645
                                                                                     --------------     --------------
     Net cash provided by operating activities.......................................         7,460             46,988
                                                                                     --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment, net of effects of acquisitions.................            --                (63)
                                                                                     --------------     --------------
     Net cash used in financing activities...........................................            --                (63)
                                                                                     --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments and settlements on long-term debt..........................................       (15,740)                (1)

 Repayments on obligations to affiliates.............................................          (280)            (5,334)
                                                                                     --------------     --------------
     Net cash used in financing activities...........................................       (16,020)            (5,335)
                                                                                     --------------     --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.................................        (8,561)            41,590
CASH AND CASH EQUIVALENTS, beginning of period.......................................        23,330             43,315
                                                                                     --------------     --------------
CASH AND CASH EQUIVALENTS, end of period.............................................      $ 14,770           $ 84,905
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

     On December 1, 2000, the Bankruptcy Court entered an order confirming the Plan. The effective date of the Plan was December 15, 2000. In accordance with the Plan, during the three months ended September 30, the Company made distributions to unsecured creditors totaling approximately $1.25 million. Subsequent to the end of the third quarter, on October 9, 2001, the Company made a distribution to unsecured creditors totaling approximately $2 million. Currently the Company does not anticipate any distributions to holders of equity interests.

     As a result of confirmation of the Plan, comparison of amounts to prior periods may not be meaningful to the reader of the accompanying financial statements.

Results of Operations

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

  Revenues

     Revenues were $1,307,000 for the quarter ended September 30, 2001 compared to $8,097,000 for the quarter ended September 30, 2000, a decrease of $6,790,000 or 83.9%. The primary reason for the decrease was the significant number of Eyecare practices and ASCs that consummated Buyouts during 2000 and 2001. No revenues have been recognized for the non-reporting Eyecare Practices.


  Costs and Expenses

     Costs and expenses were $435,000 for the quarter ended September 30, 2001 versus $(1,956,000) for the comparable period in 2000. Excluding the gain, costs and expenses were $2,861,000 for the quarter ended September 30, 2001 versus $8,497,000 for the comparable period in 2000. This decrease of $5,636,000 was primarily due to the number of consummated Buyouts in 2000 and 2001.

     Salaries, Wages and Benefits. Salaries, wages and benefits were $1,109,000 for the quarter ended September 30, 2001 compared to $2,447,000 for the quarter ended September 30, 2000, a decrease of $1,338,000 or 54.7%. The decrease is primarily attributable to the resignation of employees who returned to work for Eyecare Practices, which either consummated Buyouts during 2000 and 2001 or unilaterally purported to terminate their relationship with PRG. As a percentage of revenues, salaries, wages and benefits increased from 30.2% of revenues in 2000 to 84.9% of revenues in the quarters ended September 30, 2000 and 2001, respectively.

     Pharmaceutical and Supplies.   Expenses for pharmaceuticals and supplies
were $321,000 for the quarter ended September 30, 2001 compared to $1,429,000 for the quarter ended September 30, 2000, a decrease of $1,108,000 or 77.6%. Expenses continued to decrease in 2000 and 2001 as a result of Buyouts in 2000 and 2001. Pharmaceuticals and supplies as a percent of revenues did not change between the quarters ended September 30, 2000 (17.6%) and 2001 (24.5%) because revenues decreased correspondingly with bought-out and non-paying practices.

     General and Administrative. General and administrative expenses were $1,392,000 for the quarter ended September 30, 2001 compared to $5,436,000 for
the quarter ended September 30, 2000, a decrease of $4,044,000 or 74.4%.   The
increase in general and administrative expenses as a percent of revenues between the quarters ended September 30, 2000 (106.0%) and 2001 (67.4%) was due to a reduction in revenues for a significant number of Eyecare practices consummating buyouts and an increase in legal expenses related to the bankruptcy filings and consummation of numerous sales transactions during 2001.

     Depreciation and Amortization.   Depreciation and amortization expenses
were $168,000 for the quarter ended September 30, 2001 compared to $516,000 for the quarter ended September 30, 2000, a decrease of $348,000 or 67.4%. The decrease is due to the ongoing liquidation of assets during 2000 and 2001.

     Interest Expense.   Interest expense was $7,000 for the quarter ended
September 30, 2001 compared $0 for the quarter ended September 30, 2000, a decrease of $7,000. In accordance with the provisions of the U.S. Bankruptcy Code, interest on pre-petition indebtedness stops accruing at the time a voluntary petition is filed. This abatement of interest precipitated a substantial decrease in interest expense from 2000 to 2001.

     Interest Income. Interest income was $129,000 for the quarter ended September 30, 2001 compared to $1,372,000 for the quarter ended September 30, 2000, a decrease of $1,243,000. The large decrease is due to reduced cash balances held by the Company pursuant to distributions to unsecured creditors in accordance with the Plan, which left smaller balances available for investing.

     Patent Litigation Defense Costs. Patent litigation defense costs were $0 for the quarter ended September 30, 2001 as compared to $41,000 for the quarter ended September 30, 2000. The decrease is attributable to the completion of the Company's defense of the patent litigation process in 2000. This litigation resulted in a favorable settlement for the Company in May of 2000.

     Gain on Sale of Assets. During the three months ended September 30, 2001, PRG consummated eight Buyouts with Eyecare practices and sold certain interests in two surgery centers at a gain of $2,426,000. The gain occurred for those practices sold in 2001 that were previously identified as fully impaired at year end 1998.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

  Revenues

     Revenues were $7,558,000 for the nine months ended September 30, 2001 compared to $33,905,000 for the nine months ended September 30, 2000, a decrease of $26,347,000 or 77.7%. The primary reason for the decrease was the significant number of Eyecare practices and ASCs that consummated Buyouts during 2000 and 2001. No revenues have been recognized for the non-reporting Eyecare Practices.


  Costs and Expenses

     Costs and expenses were $5,811,000 for the nine months ended September 30, 2001 versus $17,003,000 for the comparable period in 2000. This significant decrease of $11,192,000 was primarily due to the number of consummated Buyouts in 2000 and 2001.

     Salaries, Wages and Benefits. Salaries, wages and benefits were $3,957,000 for the nine months ended September 30, 2001 compared to $8,888,000 for the nine months ended September 30, 2000, a decrease of $4,931,000 or 55.5%. The decrease is primarily attributable to the resignation of employees who returned to work for Eyecare Practices, which either consummated Buyouts during 2000 and 2001 or unilaterally purported to terminate their relationship with PRG. As a percentage of revenues, salaries, wages and benefits increased from 26.2% of revenues for the nine months ended September 30, 2000 to 52.4% of revenues for the comparable period in 2001.

     Pharmaceutical and Supplies.   Expenses for pharmaceuticals and supplies
were $1,892,000 for nine months ended September 30, 2001 compared to $5,736,000 for the nine months ended September 30, 2000, a decrease of $3,844,000 or 67.0%. Expenses continued to decrease in 2000 and 2001 as a result of Buyouts in 2000 and 2001. Pharmaceuticals and supplies as a percent of revenues did not change significantly between the nine months ended September 30, 2000 (16.9%) and 2001 (25.0%) because revenues decreased correspondingly with bought-out and non-paying practices.

     General and Administrative. General and administrative expenses were $5,549,000 for nine months ended September 30, 2001 compared to $20,728,000 for the nine months ended September 30, 2000, a decrease of $15,179,000 or 73.2%. The increase in general and administrative expenses as a percent of revenues between 2000 (61.1%) and 2001 (73.3%) was due to a reduction in revenues for a significant number of Eyecare practices consummating buyouts. Legal expenses related to the bankruptcy filings and consummation of numerous sales transactions increased during 2001.

     Depreciation and Amortization.   Depreciation and amortization expenses
were $851,000 for nine months ended September 30, 2001 compared to $3,066,000 for the nine months ended September 30, 2000, a decrease of $2,215,000 or 72.2%. The decrease is due to the ongoing liquidation of assets during 2000 and 2001.

     Interest Expense.   Interest expense was $0 for the nine months ended
September 30, 2001 compared $728,000 for the nine months ended September 30, 2000, a decrease of $728,000. In accordance with the provisions of the U.S. Bankruptcy Code, interest on pre-petition indebtedness stops accruing at the time a voluntary petition is filed. This abatement of interest precipitated a substantial decrease in interest expense from 2000 to 2001.

     Interest Income. Interest income was $605,000 for the nine months ended September 30, 2001 compared to $3,075,000 for the nine months ended September 30, 2000, a decrease of $2,470,000. The large decrease is due to reduced cash balances held by the Company pursuant to distributions to unsecured creditors in accordance with the Plan, which left smaller balances available for investing.

     Patent Litigation Defense Costs. Patent litigation defense costs were $0 for nine months ended September 30, 2001 as compared to $555,000 for the nine months ended September 30, 2000. The decrease is attributable to the completion of the Company's defense of the patent litigation process in 2000. This litigation resulted in a favorable settlement for the Company in May of 2000.

     Gain on Sale of Assets. During the nine months ended September 30, 2001, PRG consummated nineteen Buyouts with Eyecare practices and sold certain interests in four surgery centers at a gain of $5,833,000. The gain occurred for those practices sold in 2001 that were previously identified as fully impaired at year end 1998.


Liquidity and Capital Resources

  Cash, Working Capital and Debt

     As of December 31, 2000, cash was $23,330,000 and the working capital
deficit was $33,723,000.   The working capital deficit was caused primarily by
the Debentures being classified as current liabilities.

     As of September 30, 2001, cash had decreased to $14,770,000 and working capital had increased to a deficit of $38,615,000. The decrease in cash was primarily attributable to the reduction of debt. Working capital as compared to December 31, 2000 improved due to the reduction of outstanding debt and accounts payable. Overall indebtedness both short and long term had decreased to $34,968,000 due to debt paid off or retired in connection with sale of practices in 2001 and 2000.

     For the quarter ended September 30, 2001, PRG made distributions to unsecured creditors with a combined total of approximately $1.25 million. On October 9, 2001, the Company made a distribution of approximately $2 million to unsecured creditors.

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


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          None.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit
     Number                           Description
     ------                           -----------

     None.

(b)  Reports on Form 8-K

     (1) On August 6, 2001, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K that included as exhibits the quarterly operating reports and quarterly bank reconcilements for the quarter ended June 30, 2001 for each of the Company and its wholly-owned subsidiary, EyeCorp, Inc. that were filed with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, Case No. 00-30748-RCM. The Form 8-K also included information regarding the Company's distributions to unsecured creditors during the quarter ended June 30, 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                Physicians Resource Group, Inc.




Dated: November 14, 2001        By:     /s/ Michael Yeary
                                   ------------------------------
                                        Michael Yeary
                                        Director and Chief Restructuring Officer
                                        (Principal Executive Officer)

Dated: November 14, 2001        By:     /s/ Karen Nicolaou
                                   ------------------------------
                                        Karen Nicolaou
                                        Controller and Director of
                                        Claims Resolution
                                        (Principal Accounting and Financial
                                        Officer)